Form 10-K
period 2015-06-30
Yulong Eco-Materials Ltd
filed 2015-09-30
CIK 1607741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒    annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2015

or

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  ____________ to ____________

Commission File Number: 001-37459

YULONG ECO-MATERIALS LIMITED
(Exact name of issuer as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Eastern End of Xiwuzhuang Village Jiaodian Town, Xinhua Area Pingdingshan, Henan Province People’s Republic of China
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code +86-375-8888988

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary shares, $0.00125 par value	NASDAQ Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

As of December 31, 2014, the last business day of the registrant’s most recently completed second quarter, the registrant’s ordinary shares were not publicly traded. The aggregate market value of the ordinary shares held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the ordinary shares outstanding, for this purpose, as if they may be affiliates of the registrant) was approximately $32.9 million on June 30, 2015, based on a closing price of $6.00 per share as reported on NASDAQ on such date.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED JUNE 30, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (the “Report”) and other reports (collectively the “Filings”) filed by the registrant from time to time with the Securities and Exchange Commission (the “SEC”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the registrant’s management as well as estimates and assumptions made by the registrant’s management. When used in the filings the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” or the negative of these terms and similar expressions as they relate to the registrant or the registrant’s management identify forward looking statements. Such statements reflect the current view of the registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this Report entitled “Risk Factors”) relating to the registrant’s industry, the registrant’s operations and results of operations and any businesses that may be acquired by the registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although the registrant believes that the expectations reflected in the forward looking statements are reasonable, the registrant cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the registrant’s financial statements and the related notes thereto included in this Report.

Conventions That Apply to this report

Except where the context otherwise requires and for purposes of this Report only:

“ordinary shares” or “shares” refers to Yulong’s ordinary shares, par value $0.00125 per share;

“we,” “us,” “our company,” or “Company” refers to Yulong and its subsidiaries and consolidated entities;

“Yulong” refers to Yulong Eco-Materials Limited, a Cayman Islands exempted company;

“Yulong BVI” refers to China Xing De (BVI) Limited, a British Virgin Islands company which is wholly-owned by Yulong;

“Yulong HK” refers to China Xing De (Hong Kong) Limited, a Hong Kong company which is wholly-owned by Yulong BVI;

“Yulong WFOE” refers to Zhengzhou Xing De Enterprise Management & Consulting Co., Ltd., a PRC company which is wholly-owned by Yulong HK;

“Yulong Bricks” refers to Henan Jianyida Industrial Co., Ltd., a PRC company which is contractually controlled by Yulong WFOE;

“Yulong Concrete” refers to Pingdingshan Hengji Concrete Co., Ltd., a PRC company which is contractually controlled by Yulong WFOE;

“Yulong Transport” refers to Pingdingshan Hengji Industrial Co., Ltd., a PRC company which is contractually controlled by Yulong WFOE;

“Yulong Renewable” refers to Pingdingshan Xulong Renewable Resource Co., Ltd., a PRC company which is contractually controlled by Yulong WFOE;

“Yulong Group” and “our consolidated affiliated entities” refer to Yulong Bricks, Yulong Concrete, Yulong Transport and Yulong Renewable, collectively;

“PRC” or “China” or “Chinese” refers to the People’s Republic of China, and, for the purposes of this Report, excludes Hong Kong, Macau and Taiwan;

“RMB” refers to the legal currency of the PRC;

“U.S. dollars,” “US$” or “$” refers to the legal currency of the United States;

“m3” refers to cubic meter or cubic meters;

“Securities Act” refers to the Securities Act of 1933, as amended; and

“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1.	BUSINESS.

General Overview

We are a vertically integrated manufacturer of eco-friendly building products located in the city of Pingdingshan in Henan Province, China. We are the leading producer of fly-ash bricks and concrete in Pingdingshan. In late April 2015, we launched our construction waste hauling operations in Pingdingshan, and with the collected construction waste, have added crushed construction waste, or recycled aggregates, and bricks made from recycled aggregates, or recycled bricks, to our product offerings. Since then, we have also expanded our hauling and recycling operations beyond Pingdingshan.

Our Corporate History and Structure

Yulong

Yulong is a holding company and was incorporated under the laws of the Cayman Islands on March 10, 2011. In March 2011, Yulong sold and issued 800,000 ordinary shares to its founding shareholder. In May 2011, Yulong sold and issued 360,000 ordinary shares to 10 investors.

Through a corporate restructuring in December 2011, the shareholders of Yulong BVI exchanged all of their outstanding ordinary shares of Yulong BVI for 6,840,000 ordinary shares of Yulong pursuant to the terms and conditions of a share exchange agreement dated December 11, 2011, or the Exchange Agreement. As a result, Yulong acquired all of the equity interests in Yulong BVI and Yulong BVI became a wholly-owned subsidiary of Yulong.

On July 1, 2015, we closed our initial public offering of 2,250,000 ordinary shares at $6.25 per share for gross proceeds of approximately $14 million before deducting underwriting discounts and commissions and offering expenses payable by us.

Yulong BVI

Yulong BVI is a holding company and was incorporated under the laws of the British Virgin Islands, or BVI, on June 15, 2011.  The company was established to negate the payment of stamp tax necessary to transfer the shares of Yulong HK.  The transfer of shares in a Hong Kong entity incurs a 2% stamp tax pursuant to Hong Kong tax laws, whereas there is no stamp tax payable for transfer of shares in a BVI entity pursuant to BVI tax laws.  Mr. Yulong Zhu is the sole director of Yulong BVI.  The company currently does not have any employees or officers.

Yulong HK

Yulong HK is a holding company and was incorporated under the laws of Hong Kong Special Administrative Region, or Hong Kong, on July 21, 2011.  The company was established to minimize Chinese withholding tax on dividends.  Pursuant to the tax treaty between Hong Kong and China, a withholding tax rate of 5% for distribution of dividends may apply on dividends received by Yulong HK if certain requirements under such tax treaty are met, while the withholding tax rate is 10% for dividends to be received by companies incorporated in most other jurisdictions.  Mr. Yulong Zhu is the sole director of Yulong HK.  The company currently does not have any employees or officers.

Yulong WFOE

Yulong WFOE is a limited liability company that was formed under the laws of the PRC on September 2, 2011, and controls Yulong Group through a series of contractual arrangements, or the VIE Agreements.  Because it is wholly owned by Yulong HK, Yulong WFOE is a wholly foreign owned enterprise, or WFOE, under Chinese law. The approved business scope as set forth in its business license includes construction engineering technology consulting and enterprise management consulting.  Other than activities relating to the VIE Agreements, the company has no other separate operations of its own.  Mr. Yulong Zhu is the sole director of Yulong WFOE.  The company currently does not have any employees or officers.

Although current PRC regulations do not restrict or prohibit foreign investment in domestic companies engaging in businesses such as those of our consolidated affiliated entities, there is substantial uncertainty regarding the interpretation and application of such regulations.  For example, we source construction waste for Yulong Renewable’s recycling plant through our exclusive agreement with Pingdingshan Housing and Urban-Rural Development Bureau, or Pingdingshan Development Bureau.  While no regulation prohibits foreign investment in Yulong Renewable, in practice, local governments will only enter into such contract if Yulong Renewable remains a domestic company.  As such, Yulong WFOE has entered into the VIE Agreements with Yulong Group and their shareholders.  We do not own any equity interests in Yulong Bricks, Yulong Concrete, Yulong Renewable or Yulong Transport, but control and receive the economic benefits of their respective business operations through the VIE Agreements.  The VIE Agreements enable us to provide these companies with consulting services on an exclusive basis, in exchange for all of their quarterly profits, if any.  In addition, we are able to appoint their senior executives and approve all matters requiring approval of their shareholders.  The VIE Agreements are comprised of an Exclusive Consulting and Operating Agreement, Equity Pledge Agreement, Option Agreement and Voting Rights Proxy and Financial Supporting Agreement, and are described in further detail under “Contractual Arrangements” below.

Under current Chinese laws and regulations, we believe that the VIE Agreements are not subject to any government approval.  The shareholders of Yulong Group were required to register with SAFE when they established Yulong BVI, and have obtained such SAFE registration in May 2011. They were also required to update such SAFE registration when we issued ordinary shares to them in connection with the Exchange Agreement, although such SAFE update has not been completed as of the date of this Report.  These shareholders have also registered their equity pledge arrangement as required under the Equity Pledge Agreement with Yulong WFOE (see “Contractual Arrangements” below).

Yulong Group

All of our business operations are conducted through our four consolidated affiliated entities, namely, Yulong Concrete which commenced operations in 2004, Yulong Bricks in 2006, Yulong Transport in 2009, and Yulong Renewable in late April 2015.  All four companies have subsequently become our consolidated variable interest entities, or VIEs, through the VIE Agreements described below.

Yulong Bricks is a limited liability company established in China, and its business scope includes production and sales of fly-ash bricks and sales of building materials, steel, general merchandise and hardware.  As of the date of this Report, Yulong Bricks is 54% held by Mr. Yulong Zhu, our founder, chairman and chief executive officer, and 46% held by Mr. Kunfeng Zhang.  The current management members of this company include Mr. Yulong Zhu as president, Mr. Zhang as executive director, Mr. Hui Li as general manager, and both Mr. Yanpo Zhu and Mr. Xiangqing Zhang as vice general managers.

Yulong Concrete is a limited liability company established in China, and its approved business scope includes production and sales of ready-mixed concrete.  As of the date of this Report, Yulong Concrete is 80% held by Ms. Liping Zhai, and 20% held by Mr. Dangwei Wang, both of whom are cousins of our founder.  The current management members of this company include Mr. Yulong Zhu as president, Ms. Zhai as executive director, Mr. Wang as supervisory director, Mr. Ya Zhou as plant manager, Mr. Guangjian Zhu as purchase manager, Mr. Xixin Zhang as production manager, and Mr. Yaofeng Ren as quality control manager.

Yulong Renewable is a limited liability company established in China, and its business scope includes the production and sales of bricks, road curb bricks, running track bricks, water permeable bricks; the recycling of waste resources and metals (unless prohibited by the state); the transportation for general goods; clean-up and transportation of construction waste within planning areas; and housing demolition (excluding explosion).  As of the date of this Report, Yulong Renewable is 68.3% held by our founder, and 31.7% held by Mr. Wei Yi.  The current management members of this company include Mr. Yulong Zhu as president, Mr. Mingyan Zhao as general manager and chief engineer, and Mr. Yong Yu as vice general manager.

Yulong Transport is a limited liability company established in China, and its business scope includes leasing and maintenance of mechanical equipment; general cargo transport; and special transport of goods (canned).  As of the date of this Report, Yulong Transport is 60% held by Mr. Aimin Shi, our founder’s uncle, and 40% held by Ms. Liping Zhai.  The current management members of this company include Mr. Shi as executive director, and Ms. Zhai as supervisory director.

Since inception, all four companies have been solely capitalized by our founder, with the other shareholders holding their respective equity interests on behalf of our founder.  Our founder believes that such arrangements are necessary to retain some measure of privacy locally. The other shareholders disclaim all of the rights and obligations associated with their equity interests, which rights and obligations are borne solely by our founder.  Additionally, the other shareholders may not transfer their equity interests without our founder’s written consent.  These arrangements are established through a Silent Shareholder Investment Agreement, or Investment Agreement, between our founder and the other shareholders.  The Investment Agreement was entered into in July 2009 with respect to Yulong Transport, in September 2012 with respect to Yulong Concrete, in March 2013 with respect to Yulong Bricks, and in August 2013 with respect to Yulong Renewable. As its purpose is to govern the relationships between our founder and other shareholders of our consolidated affiliated entities, the Investment Agreement will have no effect on the rights of our shareholders, including rights to the revenue generated by our consolidated affiliated entities or interests in their assets. Such rights and interests will instead be dependent entirely on the contractual arrangements through which we control our consolidated affiliated entities, and the exercise and enforcement of our rights under such contractual arrangements (see “Contractual Arrangements” below). Except through such exercise and enforcement, neither we nor you have any other right to the revenue or assets of our consolidated affiliated entities, since we do not have any ownership of them. However, reliance on the contractual arrangements may not always be effective. See “Risk Factors–Risks Related to Our Corporate Structure–Our contractual arrangements with our consolidated affiliated entities may not be as effective in providing operational control as direct ownership.” In addition, because the contractual arrangements are governed by Chinese laws, enforcement of our rights may be uncertain. See “Risk Factors–Risks Related to Doing Business in China–Uncertainties with respect to the PRC legal system could adversely affect us.”

The following diagram illustrates our corporate structure as of the date of this Report:

(1)	Silent shareholder investment agreement
(2)	Exclusive consulting and operating agreement
(3)	Equity pledge agreement
(4)	Option agreement
(5)	Voting rights proxy agreement

Contractual Arrangements

While we do not have any equity interest in our consolidated affiliated entities, we have been and are expected to continue to be dependent on them to operate our business as long as there is uncertainty in the interpretation and application by local governments of regulations concerning foreign investments in companies such as our consolidated affiliated entities.  We rely on our consolidated affiliated entities to maintain or renew their respective qualifications, licenses or permits necessary for our business in China. We believe that under the VIE Agreements, we have substantial control over our consolidated affiliated entities and their respective shareholders to renew, revise or enter into new contractual arrangements prior to the expiration of the current arrangements on terms that would enable us to continue to operate our business in China after the expiration of the current arrangements, or pursuant to certain amendments and changes of the current applicable PRC laws, regulations and rules on terms that would enable us to continue to operate our business in China legally. While we currently do not anticipate any changes to PRC laws in the near future that may impact our ability to carry out our business in China, no assurances can be made in this regard. See “Risk Factors—Risks Related to Doing Business in China—Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.” and “Risk Factors—Risks Related to Doing Business in China—Uncertainties with respect to the PRC legal system could adversely affect us.” For a detailed description of the risks associated with our corporate structure and the contractual arrangements that support our corporate structure, see “Risk Factors—Risks Related to Our Corporate Structure.”

The following is a summary of the VIE Agreements among Yulong WFOE, the four Yulong Group companies, and their shareholders.

Exclusive Consulting Services and Operating Agreements.  Pursuant to exclusive consulting services and operating agreements among Yulong WFOE, Yulong Group companies and their shareholders:

●	Yulong WFOE has the exclusive right to provide consulting services relating to, among other things, general business operation, human resources and business development, to each Yulong Group company.

●	Yulong WFOE exclusively owns all intellectual property rights resulting from the performance of this agreement.

●	Without Yulong WFOE’s prior written consent, each Yulong Group company shall not conduct any transaction that may materially affects its assets, obligations, rights or operations, including but not limited to, (i) incurrence or assumption of any indebtedness, (ii) sale or purchase of any assets or rights, (iii) incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party, (iv) issuance, purchase or redemption of its equity or debt securities, (v) winding up, liquidation or dissolution, (vi) declaration or payment of dividend, or return of capital, (vii) loans or investments other than in the ordinary course of business, (viii) transactions with affiliates, (ix) amendment or modification of its charter documents, (x) engagement in activities outside the scope of its business license, and (xi) transfer of any rights or obligations under this agreements to a third party.

●	Each Yulong Group company agrees to follow the proposal provided by Yulong WFOE from time to time relating to employment, daily operation and financial management.

●	Each Yulong Group company shall appoint the candidates designated by Yulong WFOE as its general manager, chief financial officer and any other senior officers.

●	At its discretion, Yulong WFOE may guaranty the performance by a Yulong Group company of such company’s obligations under any agreement with a third party.

●	Each Yulong Group company agrees to pay a service fee in an amount equal to its net profit each fiscal quarter to Yulong WFOE, payable upon request in RMB and without setoff into an account specified by Yulong WFOE.

●	Yulong WFOE shall not be entitled to a service fee from a Yulong Group company for any fiscal quarter in which such company has net loss, and shall absorb such loss as well as pay an amount equal to such loss to such company upon request, although Yulong WFOE currently does not maintain any funds to make such payment.

●	The term of this agreement shall continue unless all parties thereto agree its termination.

Equity Pledge Agreements.  Pursuant to equity pledge agreements between Yulong WFOE and each of the Yulong Group shareholders:

●	The shareholders have pledged all of their equity interests in Yulong Group companies to Yulong WFOE, to guarantee each Yulong Group company’s performance of its obligations under the exclusive consulting services and operating agreement.

●	If a Yulong Group company breaches its contractual obligations under the aforesaid agreement, Yulong WFOE, as the pledgee, will be entitled to certain rights and entitlements, including the priority in receiving payments by the evaluation or proceeds from the auction or sale of whole or part of the pledged equity interests of such Yulong Group company in accordance with legal procedures.

●	Without Yulong WFOE’s prior written consent, the shareholders shall not transfer or assign the pledged equity interests, or incur or allow any encumbrance that would jeopardize Yulong WFOE’s interests.

●	While this agreement is in effect (see below), Yulong WFOE is entitled to collect all of the dividends or other distributions, if any, derived from the pledged equity interests, whether or not there has been a default under this agreement.

●	The equity interest pledge has been registered with the competent local branch of the State Administration of Industry and Commerce or SAIC, and, with respect to each Yulong Group company, expires on the earlier of: (i) two years from the date on which such Yulong Group company has fully performed its obligations under the exclusive consulting services and operating agreement; or (ii) the completion of the transfer of all equity interests of such Yulong Group company by its shareholders to another individual or legal entity designated by Yulong WFOE pursuant to the option agreement, and no equity interest of such Yulong Group company is held by such shareholders.

Option Agreements. Pursuant to option agreements between Yulong WFOE and each of the Yulong Group shareholders:

●	The shareholders have granted Yulong WFOE an exclusive option to purchase, to the extent permitted under PRC law, all or part of their equity interests in Yulong Group companies, at the lowest price then permitted by PRC law. Proceeds from exercise of the option will ultimately be received by our founder pursuant to the Investment Agreement.

●	Yulong WFOE has sole discretion as to when to exercise such options, either in part or in full, and is entitled to exercise the options for unlimited times until all of the equity interests of Yulong Group companies have been acquired, and can freely transfer the options, in whole or in part, to any third party. Equity interests purchased by such third party would be held by such third party.

●	Without Yulong WFOE’s consent, the shareholders shall not transfer, donate, pledge, or otherwise dispose their equity shareholdings in Yulong Group companies in any way.

●	This agreement will remain in full force and effect until the earlier of: (i) the date on which the option has been exercised in full, or (ii) termination by Yulong WFOE. The key factor for our decision to exercise the option is whether the current interpretation and practice by the local governments with respect to foreign investment in domestic companies such as our consolidated affiliated entities will be relaxed in the future, which we cannot predict. If such restrictions are relaxed, we will, through Yulong WFOE, exercise the option and purchase all or part of the equity interests in Yulong Group companies.

Voting Rights Proxy and Financial Supporting Agreements.  Pursuant to voting rights proxy and financial supporting agreements between Yulong WFOE and each of the Yulong Group shareholders:

●	The shareholders irrevocably grant their rights to vote and attend shareholder meetings to Yulong WFOE or its designee.

●	In consideration for the rights granted by the shareholders, Yulong WFOE agrees to arrange for funding necessary to operate the businesses of Yulong Group companies, which do not need to be repaid if such businesses fail.

●	This agreement will remain in full force and effect until the earlier of: (i) the date on which the option under the option agreement has been exercised in full, or (ii) termination by Yulong WFOE.

In the opinion of our PRC legal counsel:

●	the corporate structure of Yulong WFOE and Yulong Group companies in China comply with all existing PRC laws and regulations;

●	the VIE Agreements are valid, binding and enforceable under PRC law, and will not result in any violation of PRC laws or regulations currently in effect; and

●	Each of Yulong WFOE and Yulong Group companies has all necessary corporate power and authority to conduct its business as described in its business scope under its business license. Each such business license is in full force and effect. Each of Yulong WFOE and Yulong Group companies is capable of suing and being sued and may be the subject of any legal proceedings in PRC courts. To the best of our PRC counsel’s knowledge after due inquiries, none of Yulong WFOE, Yulong Group companies or their respective assets is entitled to any immunity, on the grounds of sovereignty, from any action, suit or other legal proceedings; or from enforcement, execution or attachment.

We have been advised by our PRC legal counsel, however, that there are substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations and rules.  Accordingly, the PRC regulatory authorities may in the future take a view that is contrary to the above opinion of our PRC legal counsel.  If the PRC government finds that the foregoing agreements that establish the structure for operating our PRC business do not comply with applicable PRC regulations, we could be subject to severe penalties including being prohibited from continuing operations.  See “Risk Factors—Risks Related to Our Corporate Structure—Our contractual arrangements with our consolidated affiliated entities may not be as effective in providing operational control as direct ownership.” and “Risk Factors—Risks Related to Doing Business in China—Uncertainties with respect to the PRC legal system could adversely affect us.”

Our Business

Fly-ash Bricks

We produce fly-ash bricks through Yulong Bricks, which operates our brick plant located adjacent to our headquarters in Pingdingshan.  Our bricks are used in and around Pingdingshan in connection with commercial, industrial, and residential constructions.  We refer to our bricks as “fly-ash” bricks because they are produced in part from reclaimed fly-ash.  When power plants use coal to generate electricity, fly-ash is the lightweight and powdery residue from the coal combustion process.  Fly-ash is typically disposed of in landfills and ash ponds, although some may be released directly into the atmosphere.  With ever-rising energy demand fueled by Pingdingshan’s economic growth, however, power plants are generating fly-ash at levels that threaten to overwhelm available landfill and ash pond sites.  By recycling fly-ash for our bricks, we believe that our brick-making process is a viable and environmentally friendly solution to the fly-ash disposal problem by helping to reduce landfill space.

Traditional bricks in China are made up primarily of cement, which is mixed with water and silt, pressed into a mold for shaping, and then fired in a kiln, or furnace, at temperature of between 900 and 1000 degree Celsius to harden and achieve strength.

We use reclaimed fly-ash primarily as a substitute for cement, and at least 30% of each of our bricks is fly-ash.  We believe that fly-ash reduces both the density and heat conductivity of our bricks without sacrificing their durability and strength.  In addition, because the fly-ash is reclaimed wastes, we believe that our bricks are consistent with government policies such as the national energy conservation policy that the Chinese central government announced at the beginning of calendar year 2013.  We also believe the availability of fly-ash in coal-rich Pingdingshan allows us to manage any seasonal and other fluctuations in cement supply.

In addition to cement and fly-ash, our bricks contain gypsum, quicklime and aluminum powder in accordance with industry standards and requirements.  The following illustrates our production process:

(1)	We currently have four production lines, each with an oven approximately 31 meters in length, holding up to the equivalence of 18 uncut blocks per load. Each production line can produce approximately 300 m3 of bricks per day and 100,000 m3 of bricks per year, although actual production may vary due to maintenance and repairs.

The Housing and Urban-Rural Construction Department of Henan Province has certified our use of reclaimed fly-ash, which certification also signifies our conformance with the central government’s policy to foster and support resource conservation and management.  We also believe that our bricks are environmentally friendly because they require less energy and generate fewer pollutants to produce, and are more cost effective, than traditional fired cement bricks. Our production process is ISO:9000 certified by Beijing ZhongDaHuaYuan Certification Center, which certification is nationally recognized, including by the Bureau of Quality and Technical Supervision of Henan Province.

We currently produce 13 standard sizes of bricks, ranging from 0.012 to 0.054 m3.  Our bricks are primarily used in industrial, commercial and residential construction for foundation and structural walls.  We also produce custom-size bricks to order, although their productions have historically not been significant at less than 1% of the bricks produced.  We generally operate our plant on two shifts of eight hours each, with some overtime operation as deemed necessary during the year.

We also have arrangements with a third-party manufacturer to produce on our behalf.  Under such arrangements, the manufacturer uses its employees and equipment to produce bricks using our pre-formulated raw material blends that we provide and under our supervision, and allows us to stage the finished products onsite until our customers take delivery.  In return, we pay a fee for every m3 of bricks that the manufacturer produces for us.  In fiscal 2014 and 2015, approximately 120,259 m3 and 119,200 m3 of bricks were produced under such arrangements, respectively, although orders did not exceed our production during such periods. Instead, we used the manufacturer at the request of one of our suppliers to which it is affiliated. Our suppliers are generally the largest suppliers locally and many of them are state-owned enterprises. As such, it may be difficult to replace them with other local suppliers in terms of the quantity and quality of their raw materials and their pricing. We have agreed to the supplier’s request to use its affiliate in order to maintain good relationships and to ensure that we can access sufficient raw materials as necessary. Approximately 26.0% and 24.5% of our bricks sold in fiscal 2014 and 2015, respectively, were produced under such arrangements.

Our standard operating procedures allow us to exercise quality control during every step of the production process, and we train our personnel to strictly operate by such procedures.  We also maintain a sample of each production batch in the event of any quality issue that may develop.

The cost of transportation and storage that our customers incur usually limits the market area for our bricks to within approximately 120 kilometers of our plant site and, therefore, sales are generally driven by the level of construction activity within Pingdingshan.

Ready-Mixed Concrete

We produce ready-mixed concrete through Yulong Concrete, which operates our concrete plant approximately five kilometers from our headquarters, and distribute the concrete through Yulong Transport, which operates our fleet of concrete mixer trucks.  Our ready-mixed concrete consists of proportioned mixes we prepare in accordance with each customer’s specifications and deliver in an unhardened plastic state for placement and shaping into designed forms at the job site.

Selecting the optimum mix for a job entails determining not only the ingredients that will produce the desired permeability, strength, appearance and other properties of the concrete after it has hardened and cured, but also the ingredients necessary to achieve a workable consistency considering the weather and other conditions at the job site.  We believe we can achieve product differentiation for the mixes we offer because of the variety of mixes we can produce, our volume production capacity and our scheduling, delivery and placement reliability.

Concrete is primarily a mixture of paste (comprising of cement and water) and aggregates (comprising of sand and gravel.  Aggregates comprise approximately 60% to 80% of the total volume of concrete.  Proper proportioning of paste to aggregates is crucial to achieving strong and durable concrete.  Using insufficient amount of paste, for example, will result in porous concrete with rough, honeycombed surface.  Excessive paste, on the other hand, will reduce the concrete’s strength and durability.  Properly proportioned concrete has the ideal malleability for placement with the necessary strength and durability once hardened and cured.

The type and size of the aggregate mixture determines the thickness and purpose of the concrete, with a continuous gradation of particle size being desirable for efficient use of the paste.  The strength of the paste depends on the ratio of water to cement, with lesser water being desirable generally.  We produce ready-mixed concrete by combining cement, aggregates, and other cementitious materials (described below) with water and, typically, one or more admixtures. These admixtures, such as chemicals, minerals and fibers, determine the usefulness of the product for particular applications.

We use a variety of chemical admixtures to achieve one or more of five basic purposes:

●	relieve internal pressure and increase resistance to cracking in subfreezing weather;

●	retard the hardening process to make concrete more workable in hot weather;

●	strengthen concrete by reducing its water content;

●	accelerate the hardening process and reduce the time required for curing; and

●	facilitate the placement of concrete having low water content.

Most common chemical admixtures we use include pumping agent, super-plasticizer, and expansive admixtures.

We frequently use various mineral admixtures as supplements to cement, which we refer to as cementitious materials, to alter the permeability, strength and other properties of concrete. These materials include (i) fly ash; (ii) ground slag, a byproduct of iron and steel manufacturing; and (iii) silica fume, a waste byproduct from the manufacture of silicon or ferro-silicon metal.  These materials also reduce the amount of cement content used which results in a reduction in CO2 emissions.

Our concrete is delivered premixed, or ready-mixed, to a customer’s jobsite.  The following illustrates our standard operating procedure after an order is placed and delivery date is confirmed:

We currently operate two mixing towers at our plant.  Each tower is designed to produce approximately 750 m3 daily and 200,000 m3 annually, although actual production may vary due to maintenance and repairs.  Once mixed, the concrete can remain in a plastic state in a mixer truck for approximately six hours. We produced 413,535 m3 and 494,147 m3 of concrete in fiscal 2014 and 2015, respectively.  Our production process is ISO:9000 certified by Beijing ZhongDaHuaYuan Certification Center, which certification is nationally recognized, including by the Bureau of Quality and Technical Supervision of Henan Province.

We generally operate our plant on two shifts of eight hours each, with some overtime operation as deemed necessary during the year.  We also have arrangements with a third-party manufacturer to make concrete for us with its employees and equipment usually when demand exceeds our production, which was the case in fiscal 2014 and 2015. Our arrangement with the manufacturer is identical to that we have with the third-party brick manufacturer described earlier. Approximately 263,390 m3 and 182,146 m3 of concrete were produced for us under such arrangement in fiscal 2014 and 2015, respectively. Approximately 38.9% and 26.9% of our concrete sold in fiscal 2014 and 2015, respectively, were produced under such arrangement.

We emphasize quality control, pre-job planning, customer service and coordination of supplies and delivery. We perform testing to determine which mix design is most appropriate to meet the required specifications.  The test results enable us to select the mixture that has the lowest cost and meets or exceeds the job specifications.  We create and maintain a project file that details the mixture we will use when we produce the concrete for the job.  For quality control purposes, we also create and maintain batch samples of concrete we have delivered to a job site, which help to ensure consistent results and minimize the need to correct completed work.

Construction Waste Hauling and Recycling

We haul and process construction waste, and produce recycled aggregates and recycled bricks, through Yulong Renewable, which operates our new recycling and brick plants on a campus approximately 15 kilometers from our headquarters. The campus also houses our research and development center, which was completed in April 2015, as well as the buildings for our new headquarters and employee dormitory when completed.

We have an exclusive right granted by Pingdingshan Development Bureau, to clean up and process construction waste in the built-up area of Pingdingshan (subject to exclusions imposed by special municipal regulations). The built-up area encompasses four districts, namely, Shilong, Weidong, Xinhua and Zhanhe, and two special districts, namely, Gaoxing Technology Industry Development District and Xincheng, that are administered by the municipal government. Our exclusivity is for 20 years, commencing concurrently with the formal operations of our recycling plant in late April 2015, but may be extended subject to agreement with Pingdingshan Development Bureau prior to the expiration or termination of our exclusive agreement. Additionally, we have two licenses from Pingdingshan Construction Wastes Management Office, which is a department of Pingdingshan Development Bureau and is in charge of the city’s construction waste. Specifically, we have an exclusive license to clean up, transport and process constructions waste within the city’s planning area (in this case being the built-up area of Pingdingshan), and a qualification license as required by Pingdingshan Development Bureau. Both licenses expire on October 30, 2032.

We operate a fleet of trucks to haul construction waste, consisting primarily bricks and concrete, from construction and demolition sites throughout the built-up area, to our recycling plant to be processed into recycled aggregates. We currently have 50 trucks, and have contracted to acquire an additional 70 trucks. The following illustrates our recycling process:

(1)	Non-aggregates primarily consist of metal (such as reinforcement bars and mesh) and wood.

We currently produce 4 sizes of recycled aggregates: 0-5 cm, 6-10 cm, 11-18 cm, and 19-25 cm. The largest size aggregates are used primarily as road base, while the other three sizes are used primarily to make paving bricks. The following illustrates our production process for recycled bricks:

We currently have one production line, and plan to complete a second line by December 2015.

We are also actively looking to expand our hauling and recycling business beyond Pingdingshan:

●	In July 2015, we won a contract from an agency under the Chinese central government to haul construction waste from a section of the proposed high-speed rail line connecting the cities of Zhengzhou in Henan, and Xuzhou in Jiangsu Province. Specifically, we are responsible for the Liangyuan District section in Shangqiu, Henan, approximately 260 kilometers from Pingdingshan. The section is projected to generate over 1.3 million metric tons of construction waste through its completion, and we will receive 19 RMB per metric ton of hauled waste. We have deployed 15 trucks as well as a mobile recycling station to service this contract beginning in July 2015. The mobile station is located on a site designated by the Shangqiu municipal government, and can produce up to 2 million metric tons of recycled aggregates per year, which will be stored onsite and sold to local construction companies, although no sale has been made as of the date of this Report.

●	In September 2015, pursuant to a contract with Zhengdong New District Municipal Construction Office, we began processing construction waste stored at a dumping station in Gaozhuang Village, an administrative village of Zhengdong New District located east of Zhengzhou. The contract calls for us to process waste in such amount as determined, and from villages within the district as assigned, by the Construction Office, for which we will receive 15 RMB per metric ton of processed waste. We have deployed another mobile recycling station to Gaozhuang Village.

Customers and Sales

Our products are primarily sold to developers of commercial, residential and infrastructural projects, and include both state-owned and private enterprises.  Our hauling customers include government agencies and private real estate developers. For fiscal 2015, no customers accounted for 10% or more of our total revenue.  The largest brick customer, Henan Guangsha Construction Co., Ltd., accounted for 7% of our brick revenue and 6% of our total revenue.  The largest concrete customer, Henan Qingcheng Construction Co., Ltd., accounted for 12% of our concrete revenue and 8% of our total revenue.  The largest hauling customer, Mr. Fuyou Ren, accounted for 28.4% of our hauling revenue and 0.1% of our total revenue.  The largest customer of recycled aggregates, Pingdingshan Wanbo Trading Co., Ltd., accounted for 79% of our recycled aggregates revenue and 0.1% of our total revenue.  The largest customer of recycled bricks, Henan No. 2 Irrigation Engineering Bureau, accounted for 90% of our recycled brick revenue and 0.1% of our total revenue.  None of our customers is related to or affiliated with us.

We generally identify potential customers from the membership rosters of industry associations such as Pingdingshan Construction Association, although we also have referrals from existing customers and suppliers, and other potential customers initiate contact with us.  After consideration of a potential customer’s business, operational and financial background, the manager of our sales department will authorize sales staff to initiate contact and negotiate with the customer.  The sales manager must also approve any agreement with the customer prior to execution. An agreement is typically for one year or less, depending on our assessment of a customer’s creditworthiness.  After a customer has signed an agreement with us, the customer may order from us at any time under such agreement, specifying the amount, pricing and delivery date of the order.

Suppliers

We source all of our raw materials locally. Based on our agreements with our customers at the beginning of each calendar year, we estimate our requirements for the year and then contract with our suppliers on a monthly basis throughout the year to control inventory levels.

The following suppliers each accounted for 10% or more of our total spending on supplies in fiscal 2015:

Supplier	% of total spending on supplies	Raw material
Pingdingshan Coal Shenma Construction Group Tianyuan Cement Co., Ltd.	19%	Cement (for bricks, concrete and recycling)
Henan Dadi Cement Co., Ltd.	19%	Cement (for bricks and concrete)
Henan Tianqi Mining Development Co., Ltd.	14%	Pebbles and sand (for concrete)
Jiaxian Zhonghe Construction Materials Co., Ltd.	13%	Pebbles (for concrete)

None of our suppliers is related to or affiliated with us. We believe that our relationships with our suppliers are good. However, because many of them are the largest in Pingdingshan, we may have difficulty replacing any of them with another local supplier in terms of the quantity and quality of their raw materials and their pricing. See “Risk Factors–Risks Related to Our Business and Our Industry–We depend on third parties for supplies essential to operate our business.”

Typically, the highest-cost component in a m3 of fly-ash brick is quicklime, while cement represents the highest-cost material used to produce a m3 of ready-mixed concrete.  Nevertheless, we did not purchase quicklime in a sufficient quantity from any one supplier to account for 10% or more of our total spending on supplies in fiscal 2015, which is also the case with our purchase of fly-ash.

Since the imposition of the New Energy Policy at the beginning of calendar year 2013 (see “Regulations – New Energy Policy” below), there has been shortage of some raw materials in Pingdingshan with attendant price increase, which we believe will continue so long as such policy is in effect. As long as we can maintain our relationship with our current suppliers and are willing to pay the prevailing market price (or higher), we believe that the shortage can be overcome. However, we may choose not to do so in order to protect our margins. Because the implementation of the New Energy Policy is nationwide, we do not believe that sourcing raw materials from outside Pingdingshan would be practicable, in addition to uncertainty with the quality of raw materials from such suppliers and potential harm to our reputation.

Intellectual Property

We currently do not own or license any significant intellectual property, including patent, registered trademark or copyright, in connection with our operations.

Competition

Based on internal research of published government data and our customers’ purchases, and including the bricks and concrete produced for us by third-party manufacturers, we commanded approximately 51% of the brick market and 30% of the concrete market in Pingdingshan in fiscal 2014 and 2015.  Of the numerous manufacturers currently doing business in the city, we believe that only two brick manufacturers and two concrete manufacturers have the capabilities to effectively compete against us.  Our principal brick competitors are Pingdingshan Zhengrui Industry Co, Ltd., and Pingdingshan Yinghao Building Materials Co., Ltd.  Our principal concrete competitors are Pingdingshan Xinruiqi Concrete Co., Ltd., and Pingdingshan Shijixing Concrete Co., Ltd. We have one competitor for recycled bricks, Pingdingshan Fuxing Modern Building Materials Co., Ltd., and no competitor for recycled aggregates or for hauling services within the areas where we have exclusive rights.

Competitors having lower operating costs than we do or having the financial resources to enable them to accept lower margins than we do will have a competitive advantage over us.  Competitors having greater financial resources or less financial leverage than we do may be able to invest more in production equipment or pay for acquisitions which could provide them a competitive advantage over us.  See “Risk Factors—Risks Related to Our Business and Our Industry—Competition in Pingdingshan’s building and construction materials industry could adversely affect our results of operations.”

Seasonality

Our fiscal third quarter sales and results of operations are usually lower than other quarters due to the general slowdown in business activities in China during the Chinese New Year period.  See “Risk Factors—Risks Related to Our Business and Our Industry—Our operating results may vary significantly from one reporting period to another and may be adversely affected by the seasonal and cyclical nature of the markets we serve.”

Our Employees

We had 266 full-time employees for all of our business operations combined as of June 30, 2015.

Yulong Bricks had 88 employees as of such date, categorized by function as follows:

Function	Number of employees
Administrative	9
Accounting	2
Plant operations	1
Production	67
Inventory/purchasing	3
Quality control	1
Sales	5
Total	88

Yulong Concrete had 59 employees as of such date, categorized by function as follows:

Function	Number of employees
Administrative	5
Accounting	2
Plant operations	1
Production	35
Purchasing	7
Quality control	6
Sales	3
Total	59

Yulong Transport had 34 employees as of such date, all of whom are concrete mixer truck operators.

Yulong Renewable had 85 employees as of such date, categorized by function as follows:

Function	Number of employees
Administrative	6
Accounting	3
Plant operations	1
Hauling operations	73
Purchasing/sales	2
Total	85

Since our inception, we have not experienced any strikes or other disruptions of employment.  We believe our relationships with our employees are good.

In accordance with applicable regulations in China, we participate in a pension contribution plan, a medical insurance plan, an unemployment insurance plan, a personal injury insurance plan, maternity insurance and a housing reserve fund for the benefit of all of our employees.

Regulations

This section summarizes the principal current PRC laws and regulations relevant to our business and operations.

Qualification of Construction Enterprise

According to the Construction Law of PRC issued by the Standing Committee of the National People’s Congress on November 1, 1997, effective on March 1, 1998, and as amended on April 22, 2011, building construction enterprises, survey units, design units and project supervision units that engage in building operations shall have the following qualifications: (1) a registered capital conforming to state provisions; (2) specialized technical personnel with qualifications for legal operations that commensurate with the building operations being engaged in; (3) technical equipment for engaging in related building operations; and (4) other qualifications as may be prescribed by laws and administrative regulations. In addition, building construction enterprises, survey units, design units and project supervision units that engage in building operations shall be classified into different grades of quality in accordance with such quality qualifications as the registered capital, specialized technical personnel, technical equipment in their possession and achievements in construction projects completed, and may engage in building operations within the scope permitted by their respective quality grades on acquisition of the corresponding grade quality certificates upon passing qualification examination.

Pursuant to the Administration Rules Regarding Qualification of Construction Enterprise issued by Ministry of Construction of PRC on June 26, 2007, and effective on September 1, 2007, a construction enterprise may conduct its construction business after the receipt of qualification which is classified into three categories, with each category having several grades. Since the new Standard Regarding Qualification of Construction Enterprise became effective on January 1, 2015, however, pre-mix concrete will no longer be graded. Yulong Concrete’s Qualification Certificate for Construction Enterprise issued by Henan Province Housing and Urban and Rural Development Bureau will remain in effect until a new certificate can be issued under the new standard by the end of 2015.

Road Transportation Operation Permit

Pursuant to The Regulation of the People's Republic of China on Road Transport issued by the State Council on April 14, 2004 and effective on July 1, 2004, an applicant who conducts road freight business shall meet the following conditions: (A) to have tested and qualified vehicles which are adapting to its business operation; (B) to employ drivers who have satisfied the conditions under this regulation; (C) to have a proper and heath safety management system. The governmental agency issues Road Transportation Operation Permit for the entity which is engaging in road freight business. Yulong Transport’s Road Transportation Operation Permit is currently valid through December 27, 2017.

New Energy Policy

On January 1, 2013, the State Council issued Notification for Twelfth Five Year Plan on Energy Development, or the New Energy Policy, the basic principles of which are establishing the priority of the country as conservation, being domestically oriented, diversification, environment protection, reform in depth, technology innovation, international cooperation and improvement of the people’s livelihood. The New Energy Policy aims to control both the efficiency and amount of energy consumption. Total energy consumption for 2015 is set at 4 billion metric tons of coal and 6,150 billion kilowatts of electricity, and the rate of consumption per GDP is set at 16% less than that in 2010. In order to improve energy conservation, energy saving construction practices will be enforced, and green building standards, evaluation and certification will be promoted.

The New Energy Policy imposes production limits on some of our raw materials in order to control pollution generated by their production, which as a result has created both shortage and price increase of the affected raw materials, such as quicklime and cement.    As long as we can maintain our relationship with our current suppliers and are willing to pay the prevailing market price (or higher), we believe that the shortage can be overcome. However, we may choose not to do so in order to protect our margins. Because the implementation of the New Energy Policy is nationwide, we do not believe that sourcing raw materials from outside Pingdingshan would be practicable, in addition to uncertainty with the quality of raw materials from such suppliers and potential harm to our reputation. We expect that the New Energy Policy to have ongoing impact on our business and our industry until China’s pollution can be better controlled.

Regulations on Tax

On March 16, 2007, the National People’s Congress, the PRC legislature, enacted the Enterprise Income Tax Law, or the Enterprise Income Tax Law, which became effective on January 1, 2008, and on December 6, 2007, the State Council promulgated the Implementation Rules to the Enterprise Income Tax Law, or the Implementation Rules, which also became effective on January 1, 2008.  Under the Enterprise Income Tax Law and the Implementation Rules, unless otherwise specified, foreign invested enterprises and domestic companies are subject to a uniform income tax rate of 25%.  In addition, the dividends payable to foreign investors are subject to PRC withholding tax at the rate of 10% unless the foreign investor’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a reduced withholding tax rate.  According to the Hong Kong Tax Treaty, a company incorporated in Hong Kong, will be subject to withholding income tax at a rate of 5% on dividends it receives from its PRC subsidiary if it holds a 25% or more interest in that particular PRC subsidiary.  However, the SAT promulgated Circular 601 and Announcement 30, which provide that tax treaty benefits will be denied to “conduit” or shell companies without business substance, and a beneficial ownership analysis will be used based on a “substance-over-the-form” principle to determine whether or not to grant tax treaty benefits. Therefore, it is unclear at this stage whether the reduced rate of 5% under the Hong Kong Tax Treaty could apply to dividends from Yulong WFOE paid to us through our Hong Kong subsidiary.  See “Risk Factors—Risk Factors Related to Regulations Applicable to Us—We may not be able to obtain certain treaty benefits on dividends paid by our PRC subsidiary to us through our Hong Kong subsidiary.”

The Enterprise Income Tax Law created a new “resident enterprise” classification which if applied could treat our Cayman Islands holding company or any of our other overseas holding companies in a manner similar to a Chinese enterprise for enterprise income tax purposes.  We believe that none of Yulong and its subsidiaries outside of China is a PRC resident enterprise for PRC tax purposes. Yulong is not controlled by a PRC enterprise or PRC enterprise group and as such we do not believe that Yulong meets all of the conditions to be deemed a PRC resident enterprise. For the same reasons, we believe our other subsidiaries outside of China are not PRC resident enterprises either. In addition, we are not aware of any offshore holding companies with a similar corporate structure to ours ever having been deemed a PRC “resident enterprise” by the PRC tax authorities. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.”

If the PRC tax authorities determine that our Cayman Islands holding company or any of our other overseas holding companies is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow.  One example is the possibility of a 10% withholding tax being imposed on dividends we pay to our non-PRC enterprise shareholders and with respect to gains derived by our non-PRC enterprise shareholders from transferring our shares. See “Risk Factors—Risk Factors Related to Doing Business in China— Our global income and the dividends that we may receive from our PRC subsidiary, dividends distributed to our non-PRC shareholders, and gains recognized by such shareholders, may be subject to PRC taxes under the Enterprise Income Tax Law, which would have a material adverse effect on our results of operations.”

Regulations on Foreign Exchange

Foreign exchange activities in China are primarily governed by the following regulations:

●	Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules; and

●	Administration Rules on the Settlement, Sale and Payment in Foreign Exchange (1996), or the Administration Rules.

Under the Administration Rules, if documents certifying the purposes of the conversion of RMB into foreign currency are submitted to the relevant foreign exchange conversion bank, the RMB will be convertible for current account items, including the distribution of dividends, interest and royalties payments, and trade and service-related foreign exchange transactions.  Conversion of RMB for capital account items, such as direct investment, loans, securities investment and repatriation of investment, however, is subject to the approval of, or registration with, SAFE or its local counterpart.  Capital investments by PRC entities outside of China, after obtaining the required approvals of the relevant approval authorities, such as the Ministry of Commerce and the National Development and Reform Commission or their local counterparts, are also required to register with SAFE or its local counterpart.

Under the Administration Rules, foreign-invested enterprises may only buy, sell and/or remit foreign currencies at banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from or being registered with SAFE or its local counterpart.

In July 2015, we completed the process to increase the registered capital of Yulong WFOE from $100,000 to $10 million, and have contributed the net proceeds from our initial public offering of our ordinary shares to Yulong WFOE as a capital contribution. As such, the funds are available to support the operations of our consolidated affiliated entities.

On March 30, 2015, SAFE issued the Circular on the Reform of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 19, which became effective on June 1, 2015. Pursuant to SAFE Circular 19, foreign-invested enterprises may either continue to follow the payment-based foreign currency settlement system under the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, which has been replaced by SAFE Circular 19, or elect to follow the “conversion-at-will” of foreign currency settlement system. Where a foreign-invested enterprise follows the conversion-at-will of foreign currency settlement system, it may convert any or 100% amount of the foreign currency in its capital account into RMB at any time. The converted RMB will be kept in a designated account known as “Settled but Pending Payment Account,” and if the foreign-invested enterprise needs to make further payment from such designated account, it still needs to provide supporting documents and go through the review process with its bank. In addition, foreign-invested enterprises shall not use its capital and RMB obtained from foreign exchange settlement for purposes within the following negative list: (a) directly or indirectly for expenditures outside of its business scope or expenditures prohibited by national laws and regulations; (b) directly or indirectly for investment in securities, except as otherwise prescribed by applicable laws and regulations; (c) directly or indirectly for the disbursing RMB entrusted loans (other than as permitted in its business scope); (d) for repayment of inter-corporate borrowings (including money advanced by third parties) and the repayment of certain RMB bank loans that have been sub-lent to third parties; and (e) for the expenditures related to the purchase of real estate which is not for self-use, unless it is a foreign-invested real estate enterprise.

We expect that if we convert the net proceeds from our initial public offering into RMB pursuant to SAFE Circular 19, our use of RMB funds will be within the approved business scope of our PRC subsidiary.  Since Circular 19 was only recently promulgated, however, there are uncertainties on how it will be interpreted and implemented in practice.

Regulations on Dividend Distribution

The principal regulations governing dividend distributions of wholly foreign-owned enterprises include:

●	the Company Law (2013 Amendment);

●	the Wholly Foreign-Owned Enterprise Law (2000 Amendment); and

●	the Wholly Foreign-Owned Enterprise Law Implementing Rules (2001 Amendment).

Under these regulations, wholly foreign-owned enterprises in the PRC may pay dividends only out of their accumulated profits as determined in accordance with PRC accounting standards and regulations.  In addition, these wholly foreign-owned enterprises are required to set aside at least 10% of their respective accumulated after-tax profits each year, if any, to fund certain reserve funds, until the aggregate amount of such fund reaches 50% of its registered capital.

Regulations on Offshore Investment by PRC Residents

On July 14, 2014, SAFE issued the SAFE Circular Relating to Foreign Exchange Administration of Offshore Investment, Financing and Return Investment by Domestic Residents Utilizing Special Purpose Vehicles, or SAFE Circular No. 37. SAFE Circular No. 37 repeals and replaces SAFE’s Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Inbound Investment via Overseas Special Purpose Vehicles, generally known as SAFE Circular No. 75, which had been the governing rule for nearly a decade.

Under SAFE Circular No. 37, (a) a PRC citizen who holds a PRC identification card, military identification or armed police identification, and offshore individual who does not have legal PRC identification papers but habitually resides in the PRC for economic interests, who is referred to as a domestic resident individual in SAFE Circular No. 37, can form a special purpose vehicle, or SPV, before registration with the SAFE but shall not make any capital contribution before completing the initial foreign exchange registration; (b) when the domestic resident individual contributes the assets of, or his or her equity interests in, a domestic enterprise into a SPV, or engages in overseas financing after contributing assets or equity interests into the SPV, such domestic resident individual shall register his or her interest in the SPV and the change thereof with the local branch of SAFE; and (c) when the SPV undergoes a material event outside of China, such as change in share capital, merger or division, the domestic resident individual shall register such change with the local branch of SAFE in a timely manner.

Under SAFE Circular No. 37, failure to comply with the registration procedures above may result in penalties, including imposition of a fine of up to RMB 50,000 against a domestic resident individual. In addition, to the extent that any capital inflow or outflow resulted from such irregularities, SAFE may order rectification of such misconduct (including the return of such amount to China if there is a capital outflow) or impose a fine up to an amount equal to the amount of capital inflow or outflow. In the event of a capital outflow, criminal liability may be imposed if the related violation is severe.

Labor Laws and Social Insurance

Pursuant to the PRC Labor Law and the PRC Labor Contract Law, employers must execute written labor contracts with full-time employees. All employers must compensate their employees with wages equal to at least the local minimum wage standards. All employers are required to establish a system for labor safety and sanitation, strictly abide by state rules and standards and provide employees with workplace safety training.

In addition, under the PRC Labor Contract Law, an employee shall be paid severance pay based on the number of years worked with his or her employer at the rate of one month's wage for each full year worked. Any period of more than six months but less than one year shall be counted as one year. Any period of less than six months shall be paid with half of the monthly wage. If the monthly wage of an employee is three times greater than the average monthly wage of employees as published by the people's government at the level of municipality directly under the central government or municipality divided into districts where the employer is located, the severance pay rate shall be three times the average monthly wage of employees, provided that no more than 12 years of work shall be paid. The term “monthly wage” shall mean the employee’s average monthly wage for the 12 months prior to the termination or ending of his or her employment contract.

Violations of the PRC Labor Contract Law and the PRC Labor Law may result in the imposition of fines and other administrative liabilities. Criminal liability may arise for serious violations.

In addition, employers in China are obliged to provide employees with welfare schemes covering pension insurance, unemployment insurance, maternity insurance, work-related injury insurance, medical insurance and housing funds.

Regulations on Overseas Listing

In August 2006, six PRC regulatory agencies jointly adopted the Provisions on the Merger and Acquisition of Domestic Enterprises by Foreign Investors, or the M&A Rule.  As amended in 2009, this rule requires that, if an overseas company established or controlled by PRC domestic companies or citizens intends to acquire equity interests or assets of any other PRC domestic company affiliated with the PRC domestic companies or citizens, such acquisition must be submitted to the Ministry of Commerce, rather than local regulators, for approval.  In addition, this regulation requires that an overseas company controlled directly or indirectly by PRC companies or citizens and holding equity interests of PRC domestic companies needs to obtain the approval of the CSRC prior to listing its securities on an overseas stock exchange.

While the application of the M&A Rule remains unclear, based on their understanding of current PRC laws, regulations, and additional procedures announced by the CSRC on September 21, 2006, our PRC counsel has advised us that we are not required to submit an application to the CSRC for its approval of the listing and trading of our ordinary shares on the NASDAQ Capital Market on the basis that:

●	the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings like our initial public offering are subject to this regulation; and

●	no provision in this regulation clearly classified contractual arrangements as a type of transaction subject to its regulation.

If, conversely, it is determined that CSRC approval is required, we may face sanctions by the CSRC or other PRC regulatory agencies for failure to seek CSRC approval prior to completing our initial public offering in July 2015.  These sanctions may include fines and penalties on our operations in the PRC, delays or restrictions on the repatriation into the PRC of the proceeds from our initial public offering, restrictions on or prohibition of the payments or remittance of dividends by our PRC subsidiary, or other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our ordinary shares.  See “Risk Factors—Risks Related to Doing Business in China—The approval of the China Securities Regulatory Commission may be required in connection with our initial public offering under a regulation adopted in August 2006, and, if required, we cannot assure you that we will be able to obtain such approval.”

Regulations on Concentration in Merger and Acquisition Transactions

The M&A Rule established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex.  These rules require, among other things, that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor will take control of a PRC domestic enterprise or a foreign company with substantial PRC operations, if certain thresholds under the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings issued by the State Council on August 3, 2008 are triggered.

Complying with these requirements could affect our ability to expand our business or maintain our market share.  See “Risk Factors—Risks Related to Doing Business in China—Certain regulations in the PRC may make it more difficult for us to pursue growth through acquisitions.”

ITEM 1A.	RISK FACTORS

Investing in our ordinary shares involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Report, including our consolidated financial statements and related notes appearing at the end of this Report, before making an investment decision.  Any of the following risks could have a material and adverse effect on our business, financial condition and results of operations. In any such case, the market price of our ordinary shares could decline, and you may lose all or part of your investment. This Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this Report.

Risks Related to Our Business and Our Industry

Our current operations are primarily limited to the city of Pingdingshan.

Because we currently operate and sell our products primarily in and around Pingdingshan, we remain dependent on the economic growth and stability of the city.  A downturn in the local economy or the implementation of local policies unfavorable to real estate development may cause a decrease in the demand for our bricks and concrete, which could have a negative impact on our profitability and business.

Our income will decrease if the construction and building material industries in Pingdingshan experience a downturn, or if such industries do not realize an increase in demand at the pace we expect.

Our fly-ash brick and concrete products serve as key components in construction and building projects for a wide range of industries and private and public sector projects in Pingdingshan.  Therefore, we are subject to the general changes in economic conditions affecting many segments of the local as well as the overall Chinese economy.  Demands for bricks and concrete are typically affected by a number of factors, including, but not limited to:

●	the level of residential and commercial construction in and around Pingdingshan, including reductions in the demand for new residential housing construction below current or historical levels;

●	the availability of state funds for public or infrastructure construction;

●	the changes in mix of our customers and business, which result in periodic variations in the margins of jobs performed during any particular quarter; and

●	the budgetary spending patterns of customers.

Many of these factors are beyond our control.  If there is a decline in construction activity in Pingdingshan or a rise in the costs of doing business in China, demand for our products may decline which in turn could have material adverse effects on our business, financial condition, results of operations and cash flows. Moreover, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for the entire year.

Our operating results may vary significantly from one reporting period to another and may be adversely affected by the seasonal and cyclical nature of the markets we serve.

The construction materials business is seasonal.  In particular, our first quarter sales and results of operations are usually lower than other quarters due to the general slowdown in business activities in China during the Chinese New Year period.  In addition, demand for our products during the winter months is typically lower than in other months because of inclement winter weather.  Sustained periods of inclement weather or permitting delays could postpone or delay projects, and consequently, could adversely affect our business, financial condition, results of operations and cash flows.  The relative demand for our products is a function of the highly cyclical construction industry.   As a result, our revenues may be adversely affected by declines in the construction industry generally and in Pingdingshan in particular.

Competition in Pingdingshan’s building and construction materials industry could adversely affect our results of operations.

We are the market leader in Pingdingshan’s building and construction materials industry with respect to bricks and concrete, and we believe there are currently only two brick manufacturers and two concrete manufacturers that have the capabilities to effectively compete against us. If any one of them can operate at lower costs than us, or can access financial resources to be able to accept lower margins than us, then it will have a competitive advantage over us. Although we believe our products are superior to those from the four companies that we deem competitors as well as any other bricks and concrete producers in Pingdingshan, there is no assurance that existing or new competitors may not overtake our current market position by reason of events and factors beyond our control.

Our growth strategy is capital intensive; without additional capital on favorable terms we may not accomplish our strategic plan.

Our growth strategy is premised upon investing and upgrading our existing operations as well constructing new plants to increase capacity and product offerings, all of which will require significant amount of capital.  Although we have met our capital needs historically through our operations, bank loans and loans from some of the shareholders of our consolidated affiliated entities, there can be no assurance that we will be able to do so in the future, despite our current level of revenue and net income, and our track record of performance.  Our inability to raise sufficient capital or inability to raise capital on acceptable terms to fund our strategy would negatively impact our projected revenues and our projected growth.

Our overall profitability is sensitive to price changes of our raw materials.

Our products are price-sensitive to raw material costs, which, for example, account for approximately 78% and 74% of our production cost for bricks, respective, and approximately 95% for concrete, in fiscal 2014 and 2015.  Raw material prices are subject to changes in response to relatively minor fluctuations in supply and demand (such as the shortage brought on the national energy conservation policy at the beginning of 2013), general economic conditions and market conditions, all of which are beyond our control.  While we were able to pass along increased raw material costs to our brick customers in fiscal 2014 and 2015, we were unable to do so entirely to our concrete customers, and there is no assurance that we can continue to do so in the future. If we are unable to pass along any increase in raw material costs to our customers, our profitability could be materially and adversely affected.

We depend on third parties for supplies essential to operate our business.

We rely on third parties to provide us with supplies, including cement and other raw materials, necessary for our operations.  We cannot assure you that our favorable working relationships with our current suppliers will continue in the future.  Because many of them are the largest suppliers in Pingdingshan, we may have difficulty replacing any of them with another local supplier that can match their quantity and quality of raw materials or their pricing. Additionally, there have historically been periods of supply shortages in the construction industry, particularly in a strong economy.  The adoption of new government policies such as the national energy conservation policy at the beginning of 2013 has also led to both supply shortage and price increase for some raw materials such as quicklime and cement, which we believe will continue while the policy is in effect. One of our suppliers has requested that we use its affiliate to make our bricks, which we have agreed to in order to ensure that we can access sufficient raw materials in light of the likelihood of ongoing shortage.

If any of our suppliers stop doing business with us for any reason such that we are unable to source sufficient raw materials for our needs, or if our suppliers experience disruptions to their business, such as labor disputes, supply shortages or distribution problems, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

We depend on third parties to produce some of our products.

We use third-party manufacturers generally when orders exceed our production capacities. Such was the case for concrete in fiscal 2014 and 2015. Such third-party manufacturers use their employees and equipment with our pre-formulated raw material blends and under our supervision, and allow us to stage the finished products (in the case of bricks) onsite until our customers take delivery.  In return, we pay them a fee for every m3 of finished product.

We currently have one manufacturer for bricks and one for concrete, and believe that our relationships with them are good. In addition, we believe that we currently have more bargaining power over them in that the brick manufacturer lacks a sales department to develop business in the local market, while we are one of the concrete manufacturer’s principal customers. As such, their fees have not materially affected our cost of revenue and resulting gross profit. There can be no assurance, however, that we will be able to maintain our arrangements with these manufacturers indefinitely. While there are other local manufacturers, we may need to expend considerable time to determine if a replacement candidate can produce at the capacity and quality to suit our purpose. Our inability to timely replace a manufacturer could materially disrupt our operations. Furthermore, there is no assurance that a replacement manufacturer will accept fee comparable to what we are currently paying. Higher fee will increase our cost of revenue and negatively impact our gross profit.

Our operations are subject to various hazards that may cause personal injury or property damage and increase our operating costs, and which may exceed the coverage of our insurance.

There are inherent risks to our operations.  For example, operating mixer trucks and hauling trucks, particularly when loaded, exposes our drivers and others to traffic hazards.  Our drivers are subject to the usual hazards associated with providing services on construction sites, while our plant personnel are subject to the hazards associated with moving and storing large quantities of heavy raw materials and finished products.  Operating hazards can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage.  Although we conduct training programs designed to reduce these risks, we cannot eliminate these risks.  We maintain vehicle and commercial insurance to cover property damages and personal injuries resulting from traffic accidents, and rely on state mandated social insurance for work-related injuries of our employees.  However, any claim that exceeds the scope of our insurance coverage, if successful and of sufficient magnitude, could result in the incurrence of substantial costs and the diversion of resources, which could have a material adverse effect on us. In addition, we do not have any business liability, disruption, litigation or property insurance coverage for our operations. Any uninsured occurrence of loss or damage to property, or litigation or business disruption may also materially and adversely affect our ability to operate.

We may incur material costs and losses as a result of claims our products do not meet regulatory requirements or contractual specifications.

Our operations involve providing products that must meet building code or other regulatory requirements and contractual specifications for durability, stress-level capacity, weight-bearing capacity and other characteristics.  If we fail or are unable to provide products meeting these requirements and specifications, we may face economic penalties, including price adjustments, rejection of deliveries and/or termination of contracts, and our reputation could be damaged.  In the past, we have not had any claims of this kind asserted against us, although no assurance can be given that no such claim will be made in the future.  If a significant product-related claim or claims are made and resolved against us in the future, such resolution may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations may incur substantial liabilities to comply with environmental laws and regulations.

Our operations are subject to laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection.  Our failure to have complied with the applicable laws may result in the assessment of administrative, civil and criminal penalties, the incurrence of investigatory or remedial obligations and the imposition of injunctive relief. Resolution of these matters may require considerable management time and expense.  In addition, changes in environmental laws and regulations occur frequently and any changes that result in more stringent or costly manufacturing, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to reach and maintain compliance and may otherwise have a material adverse effect on our industry in general and on our own results of operations, competitive position or financial condition.

The loss of services of the senior management and key personnel of our consolidated affiliated entities could severely disrupt our business and growth or if such persons compete against us.

Our future success is significantly dependent upon the continued service of the senior management and key technical personnel of our consolidated affiliated entities.  In particular, we rely heavily on our founder, Yulong Zhu, to continue to manage our business, operations and sales and marketing activities as well as to maintain personal and direct relationships with many of our major customers.  While the departure of Mr. Zhu is unlikely while he remains the beneficial owner of 100% of the equity interests of our consolidated affiliated entities, he may choose to reduce his level of involvement, or not to take part at all, especially if a conflict of interest or other disagreement arises between him and us. See “—Risks Related to Our Corporate Structure—The shareholders of our consolidated affiliated entities may have potential conflicts of interest with us, which may materially and adversely affect our business.” In addition, Mr. Zhu may act, or cause our consolidated affiliated entities and/or their shareholders to act, detrimentally against, our interests. See “—Risks Related to Our Corporate Structure—Shareholders of our consolidated affiliated entities may breach, or cause our consolidated affiliated entities to breach, or refuse to renew, the existing contractual arrangements we have with them and our consolidated affiliated entities.  Any failure by our consolidated affiliated entities or their shareholders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business and financial condition.”

The loss of Mr. Zhu’s services or those of any other members of the senior management or key personnel of our consolidated affiliated entities may materially and adversely affect our business and operations.  For instance, it could jeopardize our relationships with customers and result in the loss of customer engagements.  If we lose the service of any such senior management member or key personnel, we may not be able to locate and obtain the service of qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and growth.  In addition, if any of such senior management or key technical personnel joins a competitor or forms a competing company, we may lose customers, know-how, key professionals and employees.

If we are not able to complete our acquisition of the land use rights underlying our facilities, we may have to incur substantial costs in order to enforce our rights or lose access to the land and thus our facilities.

While we have paid in full to the relevant villagers committees for the land use rights to the lands underlying the facilities of Yulong Bricks and Yulong Concrete pursuant to written agreements such committees, the transfer registration for such rights has not been completed as of the date of this Report. In addition, we have made only partial payment for the land use right to the land underlying the facilities of Yulong Renewable, pursuant to a written agreement with the holder of such right. If we cannot, for any reason, complete the transfer registration for the land used by Yulong Bricks or Yulong Concrete, or cannot complete our purchase of the land used by Yulong Renewable, we would need to rely on our written agreements with the holders of the underlying land use rights to exercise our rights. If any such holder decides to breach its agreement with us, we may have to pay additional money to such holder to ensure continuing access to our facilities and avoid any disruption to operations, which would in turn increase our production costs and thereby reduce our profitability. There can be no assurance, however, that such breach can be resolved on terms acceptable to us. Any efforts to enforce our rights in a court in China can be protracted and involve substantial costs, and there can be no assurance that the outcome would be favorable to us. See “–Risks Related to Doing Business in China–Uncertainties with respect to the PRC legal system could adversely affect us.”

If, as a result of any of the foregoing, we can no longer access our facilities, all or substantially all of our investments in them could be lost, and we would not be able to continue operations.

Severe weather can reduce construction activity and lead to a decrease in demand for our products.

Our business and the demand for our products are affected by weather conditions in the areas that we operate. Sustained adverse weather conditions such as rain, extreme cold or snow could disrupt or curtail outdoor construction activity which in turn could reduce demand and the quality of our products and have a material adverse effect on our operations, financial performance or prospects.

The ongoing and projected slowdown in our collection of accounts receivable may materially and negatively impact our future operating cash flow and revenue.

Since the quarter ended September 30, 2014, our collection of accounts receivable has slowed, and we believe that this may continue for the next two to three fiscal quarters until bank lending to small- and medium-size enterprises ease and/or other lending options become more readily available to our customers. As a result, the slowdown may negatively impact our future operating cash flow. In addition to monitoring our accounts receivable collection process very closely, we are also requiring many of our customers to pay off most, and in some cases all, of their balances before making additional sales to them. Doing so, however, may force some of these customers to buy from our competitors and to stop doing business with us in the future. Should a sufficient number of our customers stop doing business with us and to the extent we are unable to attract new business to replace any such lost customers, our future revenue would be materially and negatively impacted.

If our exclusive right to collect and process construction waste is terminated or expires, we may have difficulty sourcing the discarded bricks and concrete in quantities that we may need for our new facilities or on terms acceptable to us.

We currently have a 20-year exclusive right to haul and process construction waste in the built-up area of Pingdingshan consisting of the four districts and two special districts under the administration of the municipal government (subject to exclusions imposed by special municipal regulations) pursuant to our agreement with Pingdingshan Housing and Urban-Rural Development Bureau and licenses issued by Pingdingshan Construction Wastes Management Office, which exclusive right has commenced concurrently with the formal operations of our recycling plant in late April 2015.  Such right, however, may be terminated if, for example, we were to breach our obligations and fail to correct such breach within a specified time period, or if we were to fail to expand our operations as needed to meet the city’s requirements. Should our right terminate, or expire without being renewed, we may not be able to source discarded bricks and concrete in quantities that we may require for Yulong Renewable’s current and future operations and/or on terms that are acceptable to us. Should that happen, we would be unable to carry out our business plans, which in turn would have a material negative impact our projected revenues and growth.

Risks Related to Our Corporate Structure

If the Chinese government determines that the contractual arrangements through which we control our consolidated affiliated entities do not comply with applicable regulations, our business could be adversely affected.

There are uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of the contractual arrangements with the Yulong Group companies and their shareholders. Although we have been advised by our PRC counsel that based on their understanding of the current PRC laws, rules and regulations, the contractual arrangements, as well our ability to enforce our rights thereunder, comply with all applicable PRC laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, we cannot assure you that the PRC regulatory authorities will not determine that our corporate structure and contractual arrangements violate PRC laws, rules or regulations. If the PRC regulatory authorities determine that our contractual arrangements are in violation of applicable PRC laws, rules or regulations, they will become invalid or unenforceable. In addition, new PRC laws, rules and regulations may be introduced from time to time to impose additional requirements that may be applicable to our contractual arrangements.

The Chinese government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new Chinese laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future Chinese laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

If we or Yulong Group are determined to be in violation of any existing or future PRC laws, rules or regulations or fail to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

●	revoking the business and operating licenses of Yulong Group and/or voiding the contractual arrangements;

●	discontinuing or restricting the operations of Yulong Group;

●	imposing conditions or requirements with which we or Yulong Group may not be able to comply;

●	requiring us to restructure the relevant ownership structure or operations;

●	restricting or prohibiting our use of the proceeds from our initial public offering to finance our business and operations in China; or

●	imposing fines or other forms of economic penalties.

As we do not have direct ownership of Yulong Group, the imposition of any of these penalties may have a material adverse effect on our financial condition, results of operations and prospects.

Our contractual arrangements with our consolidated affiliated entities may not be as effective in providing operational control as direct ownership.

We have relied and expect to continue to rely on contractual arrangements with Yulong Group companies and their shareholders to operate our business.  For a description of these contractual arrangements, see “Our Corporate History and Structure—Contractual Arrangements.”  These contractual arrangements may not be as effective in providing us with control over these affiliated entities as direct ownership.  If we had direct ownership of these entities, we would be able to exercise our rights as a shareholder to effect changes in the board of directors, which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level.  However, under the current contractual arrangements, we rely on the performance by these entities and their shareholders of their contractual obligations to exercise control over our consolidated affiliated entities.  Therefore, our contractual arrangements with our consolidated affiliated entities may not be as effective in ensuring our control over our China operations as direct ownership would be.

Shareholders of our consolidated affiliated entities may breach, or cause our consolidated affiliated entities to breach, or refuse to renew, the existing contractual arrangements we have with them and our consolidated affiliated entities.  Any failure by our consolidated affiliated entities or their shareholders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business and financial condition.

Our founder Yulong Zhu beneficially owns 100% of the equity interests in each of our consolidated affiliated entities, including through the Silent Shareholders Investment Agreement with their other shareholders. Under such agreement, these other shareholders disclaim all of the rights and obligations associated with their equity interests, which rights and obligations are borne solely by Mr. Zhu. As such, Mr. Zhu may breach, or cause our consolidated affiliated entities and/or the other shareholders to breach, or refuse to renew, the existing contractual arrangements we have with them and our consolidated affiliated entities.  If our consolidated affiliated entities or their shareholders fail to perform their obligations under the contractual arrangements, we may have to incur substantial costs and expend resources to enforce our rights under the contracts.  We may have to rely on legal remedies under PRC law, including seeking specific performance or injunctive relief and claiming damages, which may not be effective.  For example, if Mr. Zhu or the other shareholders of a Yulong Group company (at Mr. Zhu’s direction) were to refuse to transfer their equity interests in in such company to us or our designee when we exercise the call option pursuant to these contractual arrangements, if they transfer the equity interests to other persons against our interests, or if they were otherwise to act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations. Mr. Zhu currently owns approximately 41.04% of our issued and outstanding ordinary shares. There can be no assurance, however, that such holding will effectively deter Mr. Zhu from causing a breach of the contractual arrangements.

All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC.  Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures.  The legal system in the PRC is not as developed as in other jurisdictions, such as the United States.  As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements.  Under PRC law, rulings by arbitrators are final, parties cannot appeal the arbitration results in courts, and the prevailing parties may only enforce the arbitration awards in PRC courts through arbitration award recognition proceedings, which would incur additional expenses and delay.  In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our consolidated affiliated entities, and our ability to conduct our business may be negatively affected.

Contractual arrangements our Chinese subsidiary has entered into with our consolidated affiliated entities may be subject to scrutiny by the PRC tax authorities and a finding that we or our consolidated affiliated entities owe additional taxes could substantially reduce our consolidated net income and the value of your investment.

Under PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities within ten years after the taxable year when the transactions are conducted.  We could face material and adverse tax consequences if the PRC tax authorities determine that the contractual arrangements among Yulong WFOE, our consolidated affiliated entities and the shareholders of our consolidated affiliated entities do not represent arm’s-length prices and consequently adjust Yulong WFOE’s or our consolidated affiliated entities’ income in the form of a transfer pricing adjustment.  A transfer pricing adjustment could, among other things, result in a reduction, for PRC tax purposes, of expense deductions recorded by our consolidated affiliated entities, which could in turn increase their tax liabilities.  In addition, the PRC tax authorities may impose late payment fees and other penalties on Yulong WFOE or our consolidated affiliated entities for any unpaid taxes.  Our consolidated net income may be materially and adversely affected if Yulong WFOE or our consolidated affiliated entities’ tax liabilities increase or if they are subject to late payment fees or other penalties.

The shareholders of our consolidated affiliated entities may have potential conflicts of interest with us, which may materially and adversely affect our business.

The shareholders of our consolidated affiliated entities include Yulong Zhu, our director and chief executive officer.  Mr. Zhu is also a beneficial owner of our holding company and a PRC citizen.  He directly holds 54% of the equity interests in Yulong Bricks, and 68.3% in Yulong Renewable, but through the Silent Shareholders Investment Agreement, controls 100% of the equity interests in each of our consolidated affiliated entities.  See “Business—Our Corporate History and Structure—Contractual Arrangements.”  Conflicts of interest may arise between his roles as director, officer and/or beneficial owner of our holding company and as a shareholder of our consolidated affiliated entities.  We cannot assure you that when conflicts of interest arise, any or all of these equity holders will act in the best interests of our company or such conflicts will be resolved in our favor.  Currently, we do not have any arrangements to address potential conflicts of interest between such equity holder and our company.  We rely on Mr. Zhu to comply with the laws of China, which protect contracts, provide that directors and executive officers owe a duty of loyalty and a duty of diligence to our company and require them to avoid conflicts of interest and not to take advantage of their positions for personal gains.  We also rely on the laws of Cayman Islands, which provide that directors owe a duty of care and a duty of loyalty to our company.  If we cannot resolve any conflict of interest or dispute between us and the shareholders of our consolidated affiliated entities, we would have to rely on legal proceedings, which could result in disruption of our business and subject us to substantial uncertainty as to the outcome of any such legal proceedings.

We may rely on dividends and other distributions on equity paid by our PRC subsidiary to fund any cash and financing requirements we may have.  Any limitation on the ability of our PRC subsidiary to pay dividends to us could have a material adverse effect on our ability to conduct our business.

We are a holding company and may rely on dividends and other distributions on equity to be paid by our wholly-owned PRC subsidiary, Yulong WFOE, for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders and service any debt we may incur.  If Yulong WFOE incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. We may also sell our ordinary shares, or request our founder Yulong Zhu to advance funds on our behalf to meet our cash and financial requirements, although there can be no assurance that we will be able to do so.

Under PRC laws and regulations, each of Yulong WFOE and our consolidated affiliated entities is required to set aside at least 10% of its after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, Yulong WFOE may allocate a portion of its after-tax profits based on PRC accounting standards to enterprise expansion fund and staff bonus and welfare fund at its discretion. Each of our consolidated affiliated entities may allocate a portion of its after-tax profits based on PRC accounting standards to a discretionary surplus fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends. Remittance of dividends by a wholly foreign-owned company out of China is subject to examination by the banks designated by SAFE.  As of June 30, 2015 and 2014, Yulong WFOE and our consolidated affiliated entities had collectively appropriated $3,922,228 and $3,771,665 of retained earnings for their statutory reserves, respectively.

Any limitation on the ability of our consolidated affiliated entities to make payments to Yulong WFOE under the contractual arrangements, or the ability of Yulong WFOE to pay dividends or make other distributions to us, could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

If our PRC subsidiary or consolidated affiliated entities become the subject of a bankruptcy or liquidation proceeding, we may lose the ability to use and enjoy all of their assets, which could reduce the size of our operations and materially and adversely affect our business, ability to generate revenues and the market price of our ordinary shares.

As part of the contractual arrangements with Yulong Group companies and their shareholders, Yulong Group companies hold operating permits and licenses and all of the assets that are important to the operation of our business.  We expect to continue to be dependent on Yulong Group companies to operate our business in China.  If our consolidated affiliated entities go bankrupt and all or part of their assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which would materially and adversely affect our business, financial condition and results of operations.  If our consolidated affiliated entities undergo a voluntary or involuntary liquidation proceeding, their equity holders or unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which would materially and adversely affect our business, our ability to generate revenues and the market price of our ordinary shares. As a holder of our ordinary shares, you would not have rights with respect to the assets of our consolidated affiliated entities.

We may not be able to obtain certain treaty benefits on dividends paid by our PRC subsidiary to us through our Hong Kong subsidiary.

Under the Enterprise Income Tax Law, dividends generated from retained earnings after January 1, 2008 from a PRC company to a foreign parent company are subject to a withholding tax rate of 10% unless the foreign parent’s jurisdiction of incorporation has a tax treaty with China that provides for a preferential withholding arrangement.  Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Prevention of Fiscal Evasion with respect to Taxes on Income, or the Hong Kong Tax Treaty, which became effective on December 8, 2006, as amended, a company incorporated in Hong Kong, such as Yulong HK, will be subject to withholding income tax at a rate of 5% on dividends it receives from its PRC subsidiary if it holds a 25% or more interest in that particular PRC subsidiary, or 10% if it holds less than a 25% interest in that subsidiary.  On October 27, 2009, the SAT promulgated a tax notice or Circular 601, which provides that tax treaty benefits will be denied to “conduit” or shell companies without business substance, and a beneficial ownership analysis will be used based on a “substance-over-the-form” principle to determine whether or not to grant tax treaty benefits.  On June 29, 2012, the SAT further issued the Announcement of the State Administration of Taxation regarding Recognition of “Beneficial Owner” under Tax Treaties, or Announcement 30, which provides that a comprehensive analysis should be made when determining the beneficial owner status based on various factors that are supported by various types of documents including the articles of association, financial statements, records of cash movements, board meeting minutes, board resolutions, staffing and materials, relevant expenditures, functions and risk assumption as well as relevant contracts, patent and copyright certificates and other information.  As a result, although our PRC subsidiary Yulong WFOE is wholly owned by Yulong HK, we cannot assure you that we would be entitled to the tax treaty benefits and enjoy the favorable 5% rate applicable under the Hong Kong Tax Treaty on dividends payable by Yulong WFOE.  If Yulong HK cannot be recognized as the beneficial owner of the dividends to be paid by our PRC subsidiary to us, such dividends will be subject to a normal withholding tax of 10% as provided by the Enterprise Income Tax Law.

If our consolidated affiliated entities were to incur net losses, Yulong WFOE’s inability to absorb such losses and to remit funds equal to such losses to them could result in our inability to continue as a going concern and Yulong WFOE’s breach of its contractual obligations, in which case you could lose your entire investment.

Pursuant to the contractual arrangements through which we control Yulong Group, Yulong WFOE is obligated to absorb the net losses of, and, upon request, to remit funds equal to such losses to, our consolidated affiliated entities. However, because we rely entirely upon Yulong Group for our revenues, Yulong WFOE’s inability to absorb such net losses could result in our management’s determination that there is substantial doubt as to our ability to continue as a going concern. Should that happen, our ability to continue as a going concern would depend, in large part, on our ability to obtain additional financing or replace Yulong Group with other operating entity or entities, neither of which prospects would be certain. Additionally, because Yulong WFOE currently does not maintain any funds to make payments to our consolidated affiliated entities, such inability could result in a breach by Yulong WFOE of its obligations under the contractual arrangements, which in turn could be the basis upon which our consolidated affiliated entities may seek to terminate the contractual arrangements. If we were unable to continue as a going concern, or if our consolidated affiliated entities were to succeed in terminating the contractual arrangements due to a breach by Yulong WFOE of its obligations, your entire investment could become worthless.

If Yulong WFOE were to transfer its exclusive option to acquire the equity interests of our consolidated affiliated entities to a third party, we may potentially lose control over such entities.

Under the option agreements between Yulong WFOE and each of the Yulong Group shareholders, Yulong WFOE has exclusive option to purchase all or part of such shareholders’ equity interests in Yulong Group, which option Yulong WFOE may freely transfer to any third party. While we believe that Yulong WFOE would not act against its own interest by transferring such option to a third party unless, after exercise of such option, Yulong WFOE can continue to have the same control over Yulong Group that it has prior to exercise, we cannot guarantee that Yulong WFOE will act accordingly.

If Yulong WFOE were to transfer the option to a third party without taking steps to ensure its continuing ability to control Yulong Group post-exercise of such option, we could potentially lose control over them. As we rely entirely on Yulong Group for our revenue as well as to fund our cash and other financing needs, such loss would have a severe and detrimental effect on our continuing business viability under our current corporate structure, which in turn may affect the value of your investment.

The eventual enactment of a new Foreign Investment Law may require us to change our corporate structure and/or impose periodic reporting obligations on us and our non-PRC shareholders.

The PRC Ministry of Commerce published a discussion draft of the proposed Foreign Investment Law in January 2015 aiming to, upon its enactment, replace the trio of existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. The draft Foreign Investment Law embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments.

The Ministry of Commerce is currently soliciting comments on this draft and substantial uncertainties exist with respect to its enactment timetable, interpretation and implementation. It may take some time to go through a number of complicated procedures before the draft Foreign Investment Law can be enacted and be officially promulgated by the National People’s Congress. It is also likely that there will be a number of changes between the draft Foreign Investment Law as released in January 2015 and the Foreign Investment Law that may ultimately be enacted. The current draft of Foreign Investment Law, if enacted as proposed, may materially impact the entire legal framework regulating foreign investments in China.

Among other things, the draft Foreign Investment Law expands the definition of foreign investment and introduces the principle of “actual control” in determining whether a company is considered a foreign invested enterprise, or an FIE. The draft Foreign Investment Law specifically provides that entities established in China but “controlled” by foreign investors will be treated as FIEs, whereas an entity set up in a foreign jurisdiction would nonetheless be, upon market entry clearance by the Ministry of Commerce, treated as a PRC domestic investor provided that the entity is “controlled” by PRC entities and/or citizens. Once an entity is determined to be an FIE, and its investment amount exceeds certain thresholds or its business operation falls within a “negative list” to be separately issued by the State Council in the future, market entry clearance by the Ministry of Commerce or its local counterparts would be required. Otherwise, all foreign investors may make investments on the same terms as Chinese investors as mandated by the existing foreign investment legal regime.

The “variable interest entity” structure, or VIE structure, has frequently been adopted by many PRC-based companies, including us, in order to obtain necessary licenses and permits in industries that are currently subject to foreign investment restrictions in China. Under the draft Foreign Investment Law, variable interest entities that are controlled via contractual arrangements would also be deemed as FIEs, if they are ultimately “controlled” by foreign investors. Therefore, for any companies with a VIE structure in an industry category that is on the “negative list,” the existing VIE structure may be deemed legitimate only if the ultimate controlling person(s) is/are of PRC nationality (either PRC state owned enterprises or agencies, or PRC citizens). Conversely, if the actual controlling person(s) is/are of foreign nationalities, then the variable interest entities will be treated as FIEs and any operation in the industry category on the ‘‘negative list’’ without market entry clearance may be considered as illegal.

However, the draft Foreign Investment Law has not taken a position on what will happen to the existing companies with a VIE structure, although a few possible options were proffered to solicit comments from the public. Under these options, a company with a VIE structure and in the business on the “negative list” at the time of enactment of the new Foreign Investment Law has either the option or obligation to disclose its corporate structure to the authorities, while the authorities, after reviewing the ultimate control structure of the company, may either permit the company to continue its business by maintaining the VIE structure (when the company is deemed ultimately controlled by PRC citizens), or require the company to dispose of its businesses and/or VIE structure based on circumstantial considerations. Moreover, it is uncertain whether the businesses that we currently operate or that we may operate in the future through our variable interest entities will be subject to the foreign investment restrictions or prohibitions set forth in the “negative list” to be issued. If the enacted version of the Foreign Investment Law and the final “negative list” mandate further actions, such as Ministry of Commerce market entry clearance, to be completed by companies with existing VIE structure like us, we face uncertainties as to whether such clearance can be timely obtained, or at all.

The draft Foreign Investment Law, if enacted as proposed, may also materially impact our corporate governance practice and increase our compliance costs. For instance, the draft Foreign Investment Law imposes stringent ad hoc and periodic information reporting requirements on foreign investors and the applicable FIEs. Aside from investment implementation report and investment amendment report that are required at each investment and alteration of investment specifics, an annual report is mandatory, and large foreign investors meeting certain criteria are required to report on a quarterly basis. Any company found to be non-compliant with such information reporting obligations may potentially be subject to fines and/or administrative or criminal liabilities, and the persons directly responsible may be subject to criminal liabilities.

However, because the draft Foreign Investment Law and its explanations are currently only subject to discussion and have not yet been promulgated, their interpretation and application remain substantially uncertain. As a result, we cannot draw a clear conclusion on its possible impact on companies with an investment scheme and/or corporate structure similar to ours. Investors are cautioned to take the potential change in law into account when making an investment decision.

Risks Related to Doing Business in China

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.

All of the assets and operations of our consolidated affiliated entities are located in China.  Accordingly, our business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic and social conditions in China generally and by continued economic growth in China as a whole.

The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources.  Although the Chinese government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government.  In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies.  The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy.  The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us.  For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations.  In addition, in the past the Chinese government has implemented certain measures, including interest rate increases, to control the pace of economic growth.  These measures may cause decreased economic activity in China, which may adversely affect our business and operating results.

Uncertainties with respect to the PRC legal system could adversely affect us.

We conduct our business primarily through our PRC subsidiary and consolidated affiliated entities in China.  Our operations in China are governed by PRC laws and regulations.  Uncertainties in the interpretation and enforcement of PRC laws and regulations could limit the legal protections available to you and us.  In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general.  The overall effect of legislation over the past several decades has significantly enhanced the protections afforded to various forms of foreign investments in China.  However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China.  In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties.  Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy.  Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, which may have a retroactive effect.  As a result, we may not be aware of our violation of these policies and rules until some time after the violation.  In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

Fluctuations in exchange rates may have a material adverse effect on your investment.

All of our revenues and costs are denominated in RMB.  The conversion of RMB into foreign currencies, including $, is based on rates set by the People’s Bank of China.  The PRC government allowed the RMB to appreciate by more than 20% against the $ between July 2005 and July 2008.  Between July 2008 and June 2010, and between July 2013 and June 2015, this appreciation was halted and the exchange rate between the RMB and the $ remained within a narrow band.  As a consequence, the RMB fluctuated significantly during that period against other freely traded currencies, in tandem with the $.  Since June 2010, the PRC government has again allowed the RMB to appreciate slowly against the $.  It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the $ in the future.

There remains significant international pressure on the Chinese government to substantially liberalize its currency policy, which could result in further appreciation in the value of the RMB against the $.  To the extent that we need to convert $ into RMB for capital expenditures and working capital and other business purposes, appreciation of the RMB against the $ would have an adverse effect on the RMB amount we would receive from the conversion.  Conversely, if we decide to convert RMB into $ for the purpose of making payments for dividends on our ordinary shares, strategic acquisitions or investments or other business purposes, appreciation of the $ against the RMB would have a negative effect on the $ amount available to us.

Very limited hedging options are available in China to reduce our exposure to exchange rate fluctuations.  To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk.  While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure or at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currency.  As a result, fluctuations in exchange rates may have a material adverse effect on your investment.

Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China.  We receive all of our revenues in RMB.  Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior SAFE approval by complying with certain procedural requirements.  Therefore, Yulong WFOE is able to pay dividends in foreign currencies to us without prior approval from SAFE.  However, approval from or registration with appropriate government authorities may be required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies.  The PRC government may also at its discretion restrict access to foreign currencies for current account transactions in the future.  If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders, including holders of our ordinary shares.

The approval of the China Securities Regulatory Commission may be required in connection with our initial public offering under a regulation adopted in August 2006, and, if required, we cannot assure you that we will be able to obtain such approval.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, which became effective on September 8, 2006 and was amended on June 22, 2009.  These regulations, among other things, require offshore special purpose vehicles, or SPVs, formed for the purpose of an overseas listing through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain CSRC approval prior to listing their securities on an overseas stock exchange.  The application of these regulations remains unclear.  Our PRC counsel has advised us that, based on their understanding of the current PRC laws, rules and regulations, we are not required to submit an application to the CSRC for its approval of the listing and trading of our ordinary shares on the NASDAQ Capital Market on the grounds that:

●	Yulong WFOE was incorporated as a wholly foreign-owned enterprise by means of direct investment rather than by merger or acquisition of equity interest or assets of a PRC domestic company owned by PRC companies or individuals as defined under the M&A Rules that are our beneficial owners; and

●	no provision in the M& A Rules clearly classifies contractual arrangements as a type of transaction subject to the regulation.

However, because there has been no official interpretation or clarification of the M&A Rules since their adoption, there is uncertainty as to how these regulations will be interpreted or implemented.  If it is determined that the CSRC approval is required for our initial public offering, we may face sanctions by the CSRC or other PRC regulatory agencies for failure to seek the CSRC approval prior to completing the offering in July 2015.  These sanctions may include fines and penalties on our operations in the PRC, delays or restrictions on the repatriation of the proceeds from the offering into the PRC, restrictions on or prohibition of the payments or remittance of dividends by our China subsidiary, or other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our ordinary shares.

Certain regulations in the PRC may make it more difficult for us to pursue growth through acquisitions.

Among other things, the M&A Rules and certain regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex.  For example, the M&A Rules require that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise or a foreign company with substantial PRC operations, if certain thresholds under the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings, issued by the State Council on August 3, 2008, are triggered. According to the Implementing Rules Concerning Security Review on the Mergers and Acquisitions by Foreign Investors of Domestic Enterprises issued by the Ministry of Commerce in August 2011, mergers and acquisitions by foreign investors involved in an industry related to national security are subject to strict review by the Ministry of Commerce.  These rules also prohibit any transactions attempting to bypass such security review, including by controlling entities through contractual arrangements.  We believe that our business is not in an industry related to national security.  However, we cannot preclude the possibility that the Ministry of Commerce or other government agencies may publish interpretations contrary to our understanding or broaden the scope of such security review in the future.  Although we have no current plans to make any acquisitions, we may elect to grow our business in the future in part by directly acquiring complementary businesses in China.  Complying with the requirements of these regulations to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions.

PRC regulation relating to the establishment of offshore holding companies by PRC residents may subject our PRC resident beneficial owners or our PRC subsidiary to liability or penalties, limit our ability to inject capital into our PRC subsidiary, limit our PRC subsidiary’s ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

On July 14, 2014, SAFE issued the SAFE Circular Relating to Foreign Exchange Administration of Offshore Investment, Financing and Return Investment by Domestic Residents Utilizing Special Purpose Vehicles, or SAFE Circular No. 37. SAFE Circular No. 37 repeals and replaces SAFE’s Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Inbound Investment via Overseas Special Purpose Vehicles, generally known as SAFE Circular No. 75, which had been the governing rule for nearly a decade.

Under SAFE Circular No. 37, (a) a PRC citizen who holds a PRC identification card, military identification or armed police identification, and offshore individual who does not have legal PRC identification papers but habitually resides in the PRC for economic interests, who is referred to as a domestic resident individual in SAFE Circular No. 37, can form a special purpose vehicle, or SPV, before registration with the SAFE but shall not make any capital contribution before completing the initial foreign exchange registration; (b) when the domestic resident individual contributes the assets of, or his or her equity interests in, a domestic enterprise into a SPV, or engages in overseas financing after contributing assets or equity interests into the SPV, such domestic resident individual shall register his or her interest in the SPV and the change thereof with the local branch of SAFE; and (c) when the SPV undergoes a material event outside of China, such as change in share capital, merger or division, the domestic resident individual shall register such change with the local branch of SAFE in a timely manner.

Under SAFE Circular No. 37, failure to comply with the registration procedures above may result in penalties, including imposition of a fine of up to RMB 50,000 against a domestic resident individual. In addition, to the extent that any capital inflow or outflow resulted from such irregularities, SAFE may order rectification of such misconduct (including the return of such amount to China if there is a capital outflow) or impose a fine up to an amount equal to the amount of capital inflow or outflow. In the event of a capital outflow, criminal liability may be imposed if the related violation is severe.

We cannot assure you that all of our shareholders or beneficial owners who are domestic resident individuals will at all times comply with, or in the future make or obtain any applicable registrations or approvals required by, SAFE Circular No. 37.  The failure or inability of such individuals to comply with the registration procedures set forth in the regulation may subject us to fines or legal sanctions, restrictions on our cross-border investment activities or our PRC subsidiary’s ability to distribute dividends to, or obtain foreign-exchange-dominated loans from, our company, or prevent us from making distributions or paying dividends.  As a result, our business operations and our ability to make distributions to you could be materially and adversely affected.

Because SAFE Circular No. 37 is still new and its interpretation and implementation lacking, it is unclear how the regulation, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities.  We cannot predict how any such regulation will affect our business operations or future strategy.

Our global income and the dividends that we may receive from our PRC subsidiary, dividends distributed to our non-PRC shareholders, and gains recognized by such shareholders, may be subject to PRC taxes under the Enterprise Income Tax Law, which would have a material adverse effect on our results of operations.

Under the PRC Enterprise Income Tax Law and its implementation rules, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and will be subject to the enterprise income tax at the rate of 25% on its global income.  The implementation rules define the term “de facto management bodies” as “establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel, accounting, properties, etc. of an enterprise.”  The SAT issued the Notice Regarding the Determination of Chinese-Controlled Offshore Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or SAT Circular 82, on April 22, 2009.  SAT Circular 82 provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled offshore-incorporated enterprise is located in China.  Although SAT Circular 82 only applies to offshore enterprises controlled by PRC enterprises, not those controlled by PRC individuals, the determining criteria set forth in Circular 82 may reflect the SAT’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises or individuals.  Although we do not believe that our legal entities organized outside of the PRC constitute PRC resident enterprises, it is possible that the PRC tax authorities could reach a different conclusion.  In such case, we may be considered a PRC resident enterprise and may therefore be subject to enterprise income tax at a rate of 25% on our global income.  If we are considered a PRC resident enterprise and earn income other than dividends from our PRC subsidiary, a 25% enterprise income tax on our global income could significantly increase our tax burden and materially and adversely affect our cash flow and profitability.

Pursuant to the Enterprise Income Tax Law and its implementation rules, dividends generated after January 1, 2008 and payable by a foreign-invested enterprise in China to its foreign investors, which are non-PRC tax resident enterprises without an establishment in China, or whose income has no connection with their institutions and establishments inside China, are subject to withholding tax at a rate of 10%, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.  We are a Cayman Islands holding company and conduct all of our business through Yulong WFOE, 100% of which is owned by Yulong HK, our wholly-owned subsidiary located in Hong Kong Special Administrative Region.  The Cayman Islands currently does not have any tax treaty with China with respect to withholding tax.  As long as Yulong HK is considered a non-PRC resident enterprise and holds at least 25% of the equity interest of Yulong WFOE, dividends that it receives from Yulong WFOE may be subject to withholding tax at a rate of 10%.

As uncertainties remain regarding the interpretation and implementation of the Enterprise Income Tax Law and its implementation rules, we cannot assure you that if we are regarded as a PRC resident enterprise, any dividends to be distributed by us to our non-PRC shareholders would not be subject to any PRC withholding tax at a rate of up to 10%.  Similarly, any gain recognized by such non-PRC shareholders on the sale of shares may also be subject to PRC withholding tax.  If we are required under the Enterprise Income Tax Law to withhold PRC income tax on our dividends payable to our non-PRC enterprise shareholders, or on gain recognized by such non-PRC shareholders, such investors’ investment in our ordinary shares may be materially and adversely affected.

Risk Factors Related to Ownership of Our Ordinary Shares

Our ordinary shares may be thinly traded and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our ordinary shares may be “thinly-traded”, meaning that the number of persons interested in purchasing our shares at or near bid prices at any given time may be relatively small or non-existent.  This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and might be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  Broad or active public trading market for our ordinary shares may not develop or be sustained.

You may be subject to limitations on transfer of your ordinary shares.

Our board of directors has absolute discretion to refuse to register a transfer of any share to a person for any reason; provided, however, that if a transfer is refused, the board must provide a notice of such refusal to both the transferor and intended transferee. As such, your ability to transfer your ordinary shares may be restricted.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our shares adversely, our share price and trading volume could decline.

The trading market for our ordinary shares will be influenced by the research and reports that industry or securities analysts publish about us or our business.  If one or more of the analysts who cover us downgrade our shares, our share price would likely decline.  If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

Substantial future sales of our ordinary shares in the public market could cause our share price to fall.

Future sales of our ordinary shares in the public market, or the perception that these sales could occur, could cause the market price of our ordinary shares to decline.  We currently have 11,869,938 ordinary shares outstanding.  2,250,000 shares are freely transferable without restriction or additional registration under the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.  The remaining shares include those held by our affiliates as defined in Rule 144 under the Securities Act , as well as shares that will be eligible for sale at various times upon the expiration of lock-up agreements as described below and subject to the requirements of Rule 144 or Rule 701.

Our directors, executive officers and many of our existing shareholders have agreed with limited exceptions that they will not sell any of our shares owned by them without the prior written consent of Axiom Capital Management, Inc., on behalf of the underwriters for our initial public offering, for a period of time ranging from 90 days to 360 days from the closing of our initial public offering.  At any time and without public notice, Axiom Capital Management, Inc. may in its sole discretion release some or all of the securities from these lock-up agreements prior to the expiration of the lock-up period.  As resale restrictions end, the market price of our ordinary shares could decline if the holders of those shares sell them or are perceived by the market as intending to sell them.  In addition, the holders of 1,160,000 of our ordinary shares are entitled to contractual rights to cause us to register the sale of those shares under the Securities Act.  As of the date of this Report, 90,338 of these shares are subject to the 90-day lock-up period, and 979,775 of these shares are subject to the 180-day lock-up period.  Subject to such lock-up periods, registration of these shares under the Securities Act would result in these shares becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration statement.

You may face difficulties in protecting your interests as a shareholder, as Cayman Islands law provides substantially less protection when compared to the laws of the United States.

Our corporate affairs are governed by our memorandum and articles of association, as amended and restated from time to time, and by the Companies Law (Revised) and common law of the Cayman Islands.  The rights of shareholders to take legal action against our directors and us, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands.

The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, which has persuasive, but not binding, authority on a court in the Cayman Islands.  The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedents in the United States.  In particular, the Cayman Islands have a less developed body of securities laws as compared to the United States, and provide significantly less protection to investors.  In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action before the United States federal courts.

As a result of all of the above, our public shareholders may have more difficulty in protecting their interests through actions against us or our officers, directors or major shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States.

Certain judgments obtained against us by our shareholders may not be enforceable.

We are a Cayman Islands company and all of the assets of our consolidated affiliated entities are located outside of the United States.  All such assets and our operations are conducted, and all of our revenue has been generated through sales, in China.  In addition, both Yulong Zhu, our chief executive officer, and Zan Wu, our chief financial officer, as well as most of our directors, are nationals and residents of China, and do not have any of their assets in the United States.  As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under the United States federal securities laws or otherwise.  Even if you are successful in bringing an action of this kind, the laws of the Cayman Islands and of China may render you unable to enforce a judgment against the assets of our consolidated affiliated entities or the assets of Messrs. Zhu and Wu or any of our directors outside of the United States.  There is no statutory recognition in the Cayman Islands of judgments obtained in the United States, although the courts of the Cayman Islands will generally recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits.  Moreover, the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Our articles of association contain anti-takeover provisions that could adversely affect the rights of our shareholders.

Our articles of association, as amended and restated from time to time, contain provisions to limit the ability of others to acquire control of our company or cause us to engage in change-of-control transactions, including, among other things:

●	provisions that authorize our board of directors, without action by our shareholders, to issue additional ordinary shares and preferred shares with preferential rights determined by the board;

●	provisions that impose advance notice requirements, minimum shareholding periods and ownership thresholds, and other requirements and limitations on the ability of shareholders to propose matters for consideration at shareholder meetings; and

●	any director that simultaneously serves as our chief executive officer is not subject to retirement or re-election.

These provisions could have the effect of depriving our shareholders of an opportunity to sell their shares at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of our company in a tender offer or similar transaction.

We are a foreign private issuer within the meaning of the rules under the Exchange Act and as such we are exempt from certain provisions applicable to United States domestic public companies.

We are a foreign private issuer within the meaning of the rules under the Exchange Act.  As such, we are exempt from certain provisions applicable to U.S. domestic public companies.  For example:

●	we are not required to provide as many Exchange Act reports, or as frequently, as a domestic public company;

●	we are not required to provide the same level of disclosure on certain issues, such as executive compensation;

●	for interim reporting, we are permitted to comply solely with our home country requirements, which are less rigorous than the rules that apply to domestic public companies;

●	we are not required to comply with the sections of the Exchange Act regulating the solicitation of proxies, consents or authorizations in respect of a security registered under the Exchange Act; and

●	we are not required to comply with Section 16 of the Exchange Act requiring insiders to file public reports of their share ownership and trading activities and establishing insider liability for profits realized from any “short-swing” trading transaction.

We currently intend to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K similar to U.S. domestic reporting companies and disclose the information required to be disclosed in those reports.  However, we may elect in the future to file annual reports on Form 20-F and reports on Form 6-K as a foreign private issuer, but in no event sooner than after reporting on the forms for U.S. domestic reporting companies at least through fiscal year 2016.  If we elected to file reports as a foreign private issuer, our shareholders may not have access to certain information they may deem important.

We are an “emerging growth company,” and may elect to comply with reduced public company reporting requirements applicable to emerging growth companies, as well as a smaller reporting company, which could make our ordinary shares less attractive to investors.

In addition to being a foreign private issuer, we are also an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  We could be an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months, or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company.  For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or auditor attestation of internal controls over financial reporting.  We cannot predict if investors will find our ordinary shares less attractive if we choose to rely on these exemptions.  If some investors find our ordinary shares less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our ordinary shares and our share price may be more volatile.

Being a public company will increase our costs, which could adversely affect our business.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company.  In addition, the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC, requires certain corporate governance practices for public companies.  In addition to these rules, the NASDAQ Stock Market has certain corporate governance requirements for companies that are listed on the NASDAQ Capital Market.  Implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, may also cause us to incur additional costs and subject us to risks if we are unable to fully comply.

We expect these rules and regulations to increase our legal and financial compliance costs, and to make some operating and administrative activities more time consuming and costly, though we are not currently able to estimate these additional costs.  Since becoming a public company, we have created several board committees and adopt additional internal controls and disclosure controls and procedures.  We now also have all of the internal and external costs of preparing and distributing periodic public reports.  We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.  These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

We are obligated to develop and maintain proper and effective internal control over financial reporting. If analysis of our internal control over financial reporting concludes that these internal controls are not effective, investor confidence in our company may be adversely affected which in turn may affect the value of our ordinary shares.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for fiscal 2016, the first fiscal year beginning after our initial public offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting and, after we cease to be an “emerging growth company,” a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if, when required, our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our ordinary shares to decline, and we may be subject to investigation or sanctions by the SEC.

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. We will remain an “emerging growth company” for up to five years. However,  if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of any December 31 before that time, our revenues exceed $1 billion, or we issue more than $1 billion in non-convertible debt in a three year period, we would cease to be an “emerging growth company” as of the following June 30. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations and our reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

U.S. public companies that have substantially all of their operations in China, have in the past been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC.  Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud.  As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies sharply decreased in value and, in some cases, became virtually worthless.  Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations.  It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company and our business.  If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend the Company.  This situation may be a major distraction to our management.  If such allegations are not proven to be groundless, our company and business operations will be severely hampered and your investment in our stock could be rendered worthless.

Our failure to comply with the U.S. Foreign Corrupt Practices Act, or the FCPA, and other anticorruption laws could result in penalties which could harm our reputation and have a material adverse effect on our business, financial condition, results of operations and prospects.

We are subject to the FCPA which prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits, along with various other anticorruption laws.  We are in the process of implementing policies and procedures designed to ensure that we, our employees and other intermediaries comply with the FCPA and other anti-corruption laws to which we are subject.  Such policies or procedures may not work effectively or protect us against liability under the FCPA or other laws for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire.  Because we do business with state-owned enterprises and government agencies, we have and will continue to have frequent contact with persons who may be considered “foreign officials” under the FCPA, resulting in an elevated risk of potential FCPA violations.  Any investigation of a potential violation of the FCPA or other anticorruption laws by the United States or foreign authorities could have an adverse impact on our reputation, and if we are not in compliance with the FCPA and other laws governing the conduct of business with government entities we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our reputation, business, financial condition, results of operations and prospects.

Because we operate entirely in the PRC, this may give rise to elevated compliance risks on anti-bribery.  In recent years, commercial bribery has increasingly been identified as a key risk in doing business in the PRC.  If Chinese regulatory authorities determine that our marketing or other activity violates the anti-bribery or anticorruption laws, we may be penalized or ordered to cease such activity, which could have an adverse impact on our business.

We do not currently intend to pay dividends on our ordinary shares and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our ordinary shares.

Yulong has never declared or paid any cash dividends on its ordinary shares and does not currently intend to do so for the foreseeable future.  We currently intend to invest our future earnings, if any, to fund our growth.  Therefore, you are not likely to receive any dividends on your ordinary shares for the foreseeable future and the success of an investment in our ordinary shares will depend upon any future appreciation in their value.  There is no guarantee that our ordinary shares will appreciate in value or even maintain the price at which our shareholders have purchased their shares.

We may be classified as a passive foreign investment company, or PFIC, which could result in adverse U.S. federal income tax consequence to U.S. holders of ordinary shares.

Depending upon the value of our ordinary shares and the nature and composition of our income and assets over time, we could be classified as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for any taxable year.  Based on assumptions as to our projections of the value of our outstanding ordinary shares and our expected use of the proceeds from our initial public offering and of the other cash that we will hold and generate in the ordinary course of our business, we do not expect to be a PFIC for the taxable year 2015 or in the foreseeable future.  However, there can be no assurance that we will not be a PFIC for the taxable year 2015 or any future taxable year as PFIC status is tested each taxable year and depends on the composition of our income and the value of our assets in such taxable year.  Our PFIC status for the current taxable year 2015 will not be determinable until the close of the taxable year ending December 31, 2015.

We will be classified as a PFIC for any taxable year if either: (a) the average quarterly value of our gross assets that produce passive income or are held for the production of passive income is at least 50% of the average quarterly value of our total gross assets (the “asset test”), or (b) 75% or more of our gross income for the taxable year is passive income (such as certain dividends, interest or royalties).  For purposes of the asset test: (a) any cash and cash invested in short-term, interest bearing debt instruments, or bank deposits that are readily convertible into cash will generally count as producing passive income or as held for the production of passive income, and (b) the total value of our assets is calculated based on our market capitalization.  Therefore, a drop in the market price of our ordinary shares would cause a reduction in the value of our non-passive assets for purposes of the asset test.  Accordingly, we may become a PFIC if our market capitalization were to decrease significantly while we hold substantial cash and cash equivalents.  Until we deploy the net proceeds we receive from this offering, we may retain a significant portion of those net proceeds in the form of short-term investments or bank deposits for a prolonged period, which could affect our PFIC status in the 2015 taxable year and in future taxable years.

If we are classified as a PFIC in any taxable year in which you hold our ordinary shares, and you are a U.S. Holder, you would generally be subject to additional taxes and interest charges on certain “excess” distributions we make and on any gain recognized on your disposition or deemed disposition of our ordinary shares in a later year, even if we are not a PFIC in the year of disposition or distribution.  Further, if we were a PFIC for any year during which you hold our ordinary shares, we would continue to be treated as a PFIC for all succeeding years during which you hold our ordinary shares unless we cease to meet the requirements for PFIC status and you make a “deemed sale” election with respect to such ordinary shares. Moreover, if we are classified as a PFIC in any taxable year in which you hold our ordinary shares, certain non-corporate U.S. shareholders would not be able to benefit from any preferential tax rate with respect to any dividend distribution received from us on our ordinary shares in that year or in the following year.  Finally, you would also be subject to special U.S. tax reporting requirements. A U.S. shareholder of a PFIC generally may mitigate these adverse U.S. federal income tax consequences by making a "qualified electing fund" election, or, to a lesser extent, a "mark-to-market" election with respect to our ordinary shares. We do not intend to provide the information necessary for U.S. Holders to make “qualified electing fund” elections if we are classified as a PFIC.

We do not maintain our books under U.S. GAAP, and because most of our directors and all of our accounting personnel have very limited, or no, U.S. GAAP experience, and we rely on consultants to prepare our financial statements, there is a higher risk that our financial statements will not accurately describe our financial condition.

Our financial records are not maintained under U.S. GAAP. Other than our chief financial officer, we do not internally retain individuals that prepare our financial statements, and instead utilize an external contract-based consulting firm whose employees have knowledge of U.S. GAAP. Additionally, until the appointment of a director who will chair our audit committee, our board of directors and all of our accounting personnel have very limited, or no, relevant U.S. GAAP experience. These factors contribute to a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis by our company’s internal control over financial reporting, therefore leading to errors or omissions in our financial information.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The table below lists our current facilities, all of which are in Pingdingshan, Henan Province:

Location	Usage	Space (in square meters)
The Eastern End of Xiwuzhuang Village, Jiaodian Town, Xinhua District (1)	Headquarters/fly-ash brick plant/fly-ash and coal storage facilities	37,333	(2)

North of Gaozhuang Village, Jiaodian Town, Xinhua District (3)	Concrete plant/mixer truck parking and loading yard	13,766	(4)

Southeast of Twelvth Mine Road, Lvzhuang Village, Donggongren Town, Weidong District (5)	Construction waste recycling plant/brick production plant/research and development center/office building (6)	37,407

(1)	Pursuant to a land compensation agreement dated January 15, 2007, the Villagers Committee of Xiwuzhuang Village agreed to sell the underlying land use rights to Yulong Bricks for $1.8 million (RMB 11.2 million). As of the date of this Report, we have paid in full but have not completed the transfer registration. In February 2014, we entered into a supplemental land compensation/lease agreement with the Villagers Committee, which allows our purchase price to be accounted as lease expenses over 50 years (expiring December 2058) for $3,056 (RMB 18,666) per month, until we can complete the transfer registration.

(2)	Our headquarters occupies an onsite office building with approximately 1,800 square meters of workspace. Our fly-ash brick plant occupies an onsite factory building with approximately 6,000 square meters of workspace. We also have an employee dormitory and cafeteria onsite, as well as space to store raw materials and stage finished products.

(3)	Pursuant to a land compensation agreement dated January 8, 2009, the Villagers Committee of Gaozhuang Village agreed to sell the underlying land use rights to Yulong Concrete for $0.8 million (RMB 4.6 million). As of the date of this Report, we have paid in full but have not completed the transfer registration. In February 2014, we entered into a supplemental land compensation/lease agreement with the Villagers Committee, which allows our purchase price to be accounted as lease expenses over 50 years (expiring December 2058) for $1,255 (RMB 7,666) per month, until we can complete the transfer registration.

(4)	Our concrete plant occupies an onsite factory building with approximately 610 square meters of workspace.

(5)	Pursuant to a land compensation agreement dated June 6, 2012, the Villagers Committee of Lvzhuang Village agreed to sell the underlying land use rights to Yulong Renewable for $2.4 million (RMB 14.6 million). As of the date of this Report, we have paid approximately $277,000 (RMB 1.7 million) and have not begun the transfer registration, and will not do so until after full payment of our purchase consideration. In September 2015, we entered into a supplemental land compensation/lease agreement with the Villagers Committee, which allows our purchase price to be accounted as lease expenses over 50 years (expiring April 2055) for $3,961 (RMB 24,314) per month, until we can complete the transfer registration.

(6)	We completed the research and development (“R&D”) center, employee dormitory, as well as our office building in April 2015. We are currently renovating the R&D center and office building, and such work is expected to finish by the end of October 2015. Once completed, the office building will serve as our new headquarters.

We believe that these facilities are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company.

ITEM 4.	MINE SAFETY DISCLOSURES

The information required by Item 4 is not applicable to us, as we have no mining operations in the United States.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our ordinary shares commenced trading on the NASDAQ Capital Market under the symbol “YECO” on June 26, 2015. The following table sets forth the high and low bid information for our ordinary shares on the NASDAQ Capital Market:

	The Nasdaq Capital Market Price per Share
	High	Low
2015
Quarter ended September 30, 2015 (1)	$6.54	$3.57
Quarter ended June 30, 2015 (2)	$6.80	$5.42

(1)	Through September 10, 2015.
(2)	Commencing June 26, 2015.

Holders

As of September 10, 2015, there were approximately 29 shareholders of record of our ordinary shares. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends

We have not paid dividends on our ordinary shares since inception. The decision to pay dividends on ordinary shares is within the discretion of the board of directors. It is our current policy to retain any future earnings to finance the operations and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below.

Recent Sales of Unregistered Securities

On July 1, 2015, we issued an aggregate of 1,619,938 shares of restricted ordinary shares as follows:

●	An aggregate of 1,593,538 shares to five shareholders who are parties to a certain indebtedness conversion agreement with us dated as February 27, 2015, pursuant to which these shareholders, including our founder, agreed to convert certain obligations owed to them by our consolidated affiliated entities into our ordinary shares at our initial public offering price of $6.25 per share;

●	20,000 shares to our Chief Financial Officer pursuant to the terms of his restricted stock award agreement dated as of January 27, 2015;

●	3,200 shares to our non-executive director Alice Wu pursuant to the terms of her amended and restated director offer letter dated as of February 9, 2015; and

●	3,200 shares to our non-executive director Michael Harlan pursuant to the terms of his director offer letter dated as of February 9, 2015.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act.  The Company made this determination based on the representations of each of these shareholders, which included, in pertinent part, that such shareholder is either (a) an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Securities Act, and that such shareholder is acquiring the shares for investment purposes for his or her own account and not as nominee or agent, and not with a view to the resale or distribution thereof, and that such shareholder understood that the shares may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected condensed financial and operating data should be read together with our financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Report.  The selected financial data in this section are not intended to replace our financial statements and the related notes.  Our historical results are not necessarily indicative of our future results.

The selected condensed statement of operations and balance sheet data for the years ended June 30, 2015 and 2014 are derived from our audited financial statements.

	As of June 30,	As of June 30,
	2015	2014

Selected Consolidated Balance Sheet Data:
Cash	$16,470,299	$19,732,770
Accounts receivable, net	$9,329,495	$5,181,394
Total current assets	$26,841,239	$26,752,661
Total assets	$77,598,465	$69,555,330
Total current liabilities	$30,807,152	$13,616,232
Total liabilities	$30,946,104	$31,908,728
Total shareholder's equity	$46,652,361	$37,646,602

	For the Years Ended June 30,
	2015	2014

Selected Consolidated Statements of Comprehensive Income Data:
Revenues
Bricks	$15,586,654	$14,956,906
Concrete	29,967,622	29,499,530
Recycling	676,108	-
Total revenues	46,230,384	44,456,436
Cost of revenues
Bricks	6,139,759	5,773,533
Concrete	22,883,040	21,729,928
Recycling	340,186	-
Total cost of revenues	29,362,985	27,503,461
Gross profit	16,867,399	16,952,975
Operating expenses:
Selling	634,390	930,470
General and administrative	3,374,557	806,037
Total operating expenses	4,008,947	1,736,507
Income from operations	12,858,452	15,216,468
Other expenses	(1,280,862)	(1,265,147)
Income before income tax	11,577,590	13,951,321
Provision for income tax	2,898,019	3,259,147
Net income	8,679,571	10,692,174
Other comprehensive income
Foreign currency translation adjustment	326,188	94,109
Comprehensive income	$9,005,759	$10,786,283
Earnings per share
Basic and diluted	$1.08	$1.34

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the years ended June 30, 2015 and 2014 should be read in conjunction with the Selected Financial Data, our financial statements, and the notes to those financial statements that are included elsewhere in this Report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

Forward-Looking Statements

The statements in this discussion that are not historical facts are “forward-looking statements.” The words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “continue,” the negative forms thereof, or similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words or expressions. Forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. Actual results, performance or achievements may differ materially from those expressed or implied by forward-looking statements depending on a variety of important factors, including, but not limited to, weather, levels of construction activities and demand for construction materials in the region that we operate, availability of financing and interest rates, competition, changes in, or failure to comply with, government regulations, costs, uncertainties and other effects of legal and other administrative proceedings, and other risks and uncertainties. We are not undertaking to update or revise any forward-looking statement, whether as a result of new information, future events or circumstances or otherwise.

Trends in Our Business

On a macro level, management has observed the following trends and uncertainties, which we believe may have a direct impact on our operations in the near future: (1) planned construction of new (mostly government) buildings in the new district and counties of Pingdingshan, which is consistent with the current policy of the central government favoring urbanization, should translate into increased new construction and drive the demand of construction materials for the next eight to ten years; (2) the national energy conservation policy, described below as the New Energy Policy, since the beginning of calendar year 2013 should continue to impact our suppliers and drive up raw material costs for the foreseeable future until pollution can become manageable; (3) government efforts to control the residential real estate market can have significant impact on demand for construction materials, such as the decision by the Henan government in September 2014 to lift restriction on the number of residential properties one can purchase, and to reduce home mortgage rate, which we believe will be positive for the local real estate market and demand for construction materials; (4) our operations under Yulong Renewable are deemed “green” by the local government and therefore designated as one of “Henan Province First Class Grade A Important Construction Projects for 2014” by the Reform and Development Commission of Henan Province, based upon which we are currently applying for tax reduction, although there can be no assurance that our application will be approved; (5) we believe the construction waste hauling and recycling business that we launched in late April will positively affect our revenue and net income in both short and long terms; and (6) the slowdown in our collection of accounts receivable that we have been experiencing since the quarter ended September 30, 2014, may continue at least for the next two to three fiscal quarters as our customers will likely seek to conserve cash in light of tighter bank lending to small and medium-size enterprises, and reduced availability of informal lending arrangements amongst private citizens and enterprises prevalent in our province due to expected government efforts to regulate such arrangements.

Results of Operations

The tables in the following discussion summarize our consolidated statements of operations for the periods by amount and as a percentage of our total net revenue.  This information should be read together with our audited consolidated financial statements and related notes included elsewhere in this report.  The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

Revenue

Our revenue increased by $1,773,948 or 4.0% to $46,230,384, as compared to a year ago. Revenue attributable to bricks, concrete and construction waste recycling for such periods are as follows:

	Revenues
	Bricks	Concrete	Recycling			Total
			Hauling	Recycled Aggregates	Recycled Bricks
Revenue
Year ended June 30, 2014	$14,956,906	$29,499,530	$-	$-	$-	$44,456,436
Year ended June 30, 2015	15,586,654	29,967,622	443,328	81,953	150,827	46,230,384
Increase in $	$629,748	$468,092	$443,328	$81,953	$150,827	$1,773,948
Increase in %	4.2%	1.6%	N/A	N/A	N/A	4.0%

One cause for the revenue increase is higher brick sales volume from customer demand for fly-ash bricks. The other cause is the revenue from our recycling operation which formally commenced in April 2015. Recycling revenue is generated from hauling construction wastes and from sales of recycled aggregates and recycled bricks. Such revenue, however, was immaterial as a percentage of our total revenue.

Selling prices for bricks and concrete did not change significantly year-over-year, as presented in the following table:

	Bricks	Concrete
Average selling price
Year ended June 30, 2014	$32.3	$43.6
Year ended June 30, 2015	32.1	44.3
Increase in $	$(0.2)	$0.7
Increase in %	(0.6)%	1.6%

Quantity sold (m3)
Year ended June 30, 2014	462,458	676,925
Year ended June 30, 2015	486,114	676,294
Increase (decrease)	23,656	(631)
Increase (decrease) in %	5.1%	(0.1)%

Cost of Revenue

Cost of revenue increased by 6.8%, to $29,362,985, as compared to last year. Such cost, in terms of our revenue separately from bricks, concrete and recycling, is as follows:

	Cost of Revenues
	Bricks	Concrete	Recycling			Total
			Hauling	Recycled Aggregates	Recycled Bricks
Cost of Revenue
Year ended June 30, 2014	$5,773,533	$21,729,928	$-	$-	$-	$27,503,461
Year ended June 30, 2015	6,139,759	22,883,040	298,152	10,724	31,310	29,362,985
Increase (decrease) in $	$366,226	$1,153,112	$298,152	$10,724	$31,310	$1,859,524
Increase (decrease) in %	6.3%	5.3%	N/A	N/A	N/A	6.8%

The average unit cost per m3 of bricks was largely consistent year-over-year, while that of concrete increased, as follows:

	Average unit cost
	Bricks	Concrete
Year ended June 30, 2014	$12.5	$32.1
Year ended June 30, 2015	12.6	33.8
Increase in $	$0.1	$1.7
Increase in %	0.8%	5.3%

Thus, while cost of brick revenue increased mainly as a function of higher sales volume, cost of concrete revenue increased from higher average unit cost, mainly due to higher market price for a specific grade of cement, and from requiring more cement for the grades of concrete produced during the 2015 period as compared to the grades produced a year ago.

We also use third-party manufacturers generally when orders exceed our production capacities. Such third-party manufacturers produce bricks and concrete with their employees and equipment using our pre-formulated raw material blends and under our supervision, and allow us to stage the finished products (in the case of bricks) onsite until our customers take delivery.  In return, we pay them a fee for every m3 of finished product, which is negotiated individually with each manufacturer. To date, such fees have been lower than our overhead and direct labor cost to produce a m3 of brick or concrete on our own. Based on the fees we paid in 2014 and 2015, which remained consistent during such periods (i.e., $0.90 for bricks and $1.0 for concrete), such fees were approximately $2.2 and $2.3 lower per unit for bricks, respectively, and $1.2 and $1.0 lower per unit for concrete, respectively. Thus, were we to entirely produce internally during such periods, our cost of revenues would have increased by approximately $270,000 and $278,000 for bricks, respectively, and $326,000 and $181,000 for concrete, respectively, and our gross profit would have decreased accordingly. These fees, however, may change in the future depending on how much bricks or concrete we produce and thus how much overhead and direct labor cost we allocate to each resulting product unit. The brick manufacturer that we have been using lacks a sales department to develop business in the local market, while we are a principal customer of the concrete manufacturer that we have been using. Thus, we believe that we currently have more bargain power with respect to the fees that we pay these manufacturers.

Major components for our cost of recycling revenue are depreciations of our hauling trucks and recycling plant equipment. Such cost of revenue, however, was immaterial as a percentage of our total cost of revenue.

Gross Profit

Gross profit was $16,867,399, a slight decrease of $85,576 or 0.5% from a year ago. Gross profit margin decreased slightly, to approximately 36.5% from 38.1% in 2015.

Gross profit attributable to bricks was $9,446,895, an increase of $263,522 or 2.9%, from a year ago. Gross profit margin was 60.6%, a decrease of 0.8%, from 61.4% a year ago. Gross profit attributable to concrete was $7,084,582, a decrease of $685,020 or 8.8%, from a year ago. Gross profit margin was 23.6%, a decrease of 2.7%, from 26.3% a year ago. The reduced margins are consistent with increased average unit cost affected by higher raw material costs for a specific grade of cement and from requiring more cement for the grades of concrete produced during the period. Gross profit attributable to recycling was $335,922 for the year ended June 30, 2015. Gross profit margin was 49.7%.

Operating Expenses

Operating expenses, which consist of selling and general and administrative (“G&A”) expenses, was $4.0 million, an increase of $2.3 million or 130.9% as compared to a year ago. G&A expenses, which increased by $2.6 million or 318.7%, was $3.4 million, including $0.9 million in start-up costs related to Yulong Renewable’s new recycling and brick plants, $0.3 million in professional fees, and $0.1 million in underwriting and filing fees for the initial public offering of our ordinary shares in the United States. Also, bad debt expense increased by $0.7 million because we did not recover any bad debt in fiscal 2015 unlike in fiscal 2014. Travel, salary and vehicle expenses also increased by $0.2 million, $0.1 million and $0.1 million, respectively. On the other hand, selling expenses decreased by $0.3 million or 31.8%, to $0.6 million, including a $0.1 million decrease in depreciation expenses when some of our concrete trucks were completely depreciated in the fourth quarter of fiscal 2014, and a $0.1 million decrease in gasoline expenses as average gas price decreased by approximately $0.33 (RMB 2) per kiloliter during the period.

Although our efforts to control operating expenses are ongoing, we expect them to increase as we ramp up operations under Yulong Renewable, and as professional fees for regulatory compliance matters are expected to increase now that we are a public reporting company.

Other Income (Expense)

Other income (expense) includes finance expense (which consist of interest and other finance expenses, net of interest income), and income (expense) not related to our principal operations.

We had other expense of $1,280,862, a slight decrease of $15,715 or 1.2% from a year ago. Other expense consisted of $1,297,102 in interest expense and $53,825 in other finance and non-operating expense, offset by $70,065 in interest income.

Provision for Income Taxes

Provision for income taxes decreased by $361,128 to $2,898,019, as compared to a year ago due to lower income before tax. While we incurred G&A expenses at our Cayman Islands holding company level (i.e., Yulong), we will probably not be able to utilize the resulting net operating loss in the future. Therefore, the realization of our deferred tax assets is unlikely, since we are not subject to any income tax or credit under current Cayman Islands laws, and we have provided for a full valuation allowance against such deferred tax assets.

Net Income

Net income for the year ended June 30, 2015 was $8,679,571, as compared to $10,692,174 for the same period last year.

Liquidity and Capital Resources

Capital Resources

To date, we have financed our daily operations and capital investment in connection with Yulong Renewable’s new facilities, primarily through cash flow from operations, bank financing and financial support from our founder, including through some of his relatives and another company that he owns. We also completed the initial public offering of our ordinary shares on July 1, 2015, with gross proceeds of approximately $14 million before deducting underwriting discounts and commissions and offering expenses payable by us.

We will require cash of approximately $34.4 million within the next twelve months, including $8.0 million to repay outstanding short-term bank loans, $6.6 million to satisfy accounts payable and other payables, $2.5 million to satisfy capital lease obligations, $2.1 million in connection with the purchase of a land use right, $2.0 million to service our purchase of four mobile recycling stations for Yulong Renewable, and $13.2 million to complete the renovation of our research and development center and office building, install a second brick production line and purchase additional hauling trucks for Yulong Renewable, and install an autoclave for Yulong Bricks. As of June 30, 2015, we had cash and cash equivalent approximately $16.5 million and accounts receivable of $9.3 million. In addition, Yulong Renewable has been operational since April 2015, and we received net proceeds of approximately $10.9 million from our initial public offering. As a result, we believe that our current working capital is sufficient to support routine operations for the next 12 months.

Short-term Loans – Banks

We had $8.0 million and $7.8 million in short-term bank loans as of June 30, 2015 and 2014, respectively.  Such loans mature in one year and must be repaid in full upon maturity.  Based on our borrowing history, we believe the banks we work with will renew their loans to us after our current loans mature, as they did in the past.

For additional discussion regarding our loans, please refer to Note 10 to our audited consolidated financial statements included in this Report.

Cash Flows

As of June 30, 2015, our cash was $16,470,299 as compared to $19,732,770 as of June 30, 2014. The following table presents a summary of our cash flows for the periods indicated:

	For the years ended June 30,
	2015	2014
Net cash provided by operating activities	$6,200,843	$12,113,727
Net cash (used in) provided by investing activities	(1,998,492)	1,652,648
Net cash (used in) provided by financing activities	(7,593,596)	176,534

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the year ended June 30, 2015, was primarily attributable to $8.6 million of net income, $1.8 million in non-cash adjustments for depreciation expense of our plant and equipment and deferred tax benefit pertaining to an increase in our deferred tax assets, cash inflows of $1.2 million in other payables and accrued liabilities as we accrued additional expenses in connection with our initial public offering and interest on our capital leases, offset by cash outflows of $0.3 million increase in deposits and other receivables for security deposits we made during the period for 30 hauling trucks, $0.4 million decrease in customer deposits, and slower collection from customers that resulted in increased accounts receivable of $4.1 million. As of June 30, 2015, our outstanding days in sales were approximately 74 days, from 43 days as of June 30, 2014. Such increase was mainly the result of many customers slowing their payment to us due to their outlook on the real estate market during this period and thus being more conservative with their cash flow management. We are, however, confident in our customers’ ability to pay based on our evaluation of their credit-worthiness. In addition, we will require many of these customers to pay off their balances before making additional sales to them, although we may make exceptions for some customers on the basis of their good credit history and long-standing relationship with us.

Net cash provided by operating activities totaled approximately $12.1 million for the year ended June 30, 2014, and was primarily attributable to $10.7 million of net income, $1.3 million in non-cash adjustments for depreciation expense, cash inflows of $0.3 million in accounts payable from slower payments to our vendors necessitated by slower collection of accounts receivable, $0.4 million in customer deposits, $0.3 million in other payables and accrued liabilities, and $0.2 million in other receivable, which were offset by cash outflows of $1.1 million in accounts receivable due to slower collection when we extended credit terms from approximately 30 days to 45 days for customers with long-term relationships, and $0.1 million in inventory.

Net Cash Provided by (Used in) Investing Activities

For the year ended June 30, 2015, we made prepayments of approximately $1.5 million, and payments of approximately $0.5 million, for construction-in-progress relating to Yulong Renewable’s new facilities.

For the year ended June 30, 2014, we collected approximately $2.6 million from Henan Juhe Industrial Co., Ltd., and made prepayments of approximately $0.7 million for construction-in-progress relating to Yulong Renewable’s new facilities.

Net Cash Provided by (Used in) Financing Activities

For the year ended June 30, 2015, net cash used in financing activities resulted from $4.5 million in bank loans, $4.3 million in bank loan repayments as they became due, $1.2 million in principal repayments on capital lease obligations, and $6.5 million in repayment of interest-free long-term loan from our founder. Although Mr. Zhu had agreed not to require any repayment before December 31, 2015, we agreed to repay ahead of schedule after consulting with him regarding his cash needs and after determining that we had sufficient cash on hand at the time.

For the year ended June 30, 2014, net cash provided by financing activities reflected mainly proceeds from $5.5 million in bank loans, $6.9 million in bank loan repayments as they became due, $1.6 million from notes payable, $1.6 million in note payable payments as they became due, and $1.9 million in cash proceeds as an interest-free loan from our founder to fund daily operation.

Contractual Obligations

As of June 30, 2015, the annual future minimum payments under certain of our contractual obligations were as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 – 2 years	More than 2 years
Construction-in-progress (1)	7,828,891	3,359,881	4,469,010	-
Short term loan-bank	7,972,190	7,972,190	-	-
Capital lease obligations	4,754,035	4,615,083	138,952	-
Total	$20,555,116	$15,947,154	$4,607,962	$-

(1)	For Yulong Renewable’s new facilities, and Yulong Bricks’ autoclave.

Off-balance Sheet Arrangements

As of June 30, 2015, we guaranteed bank loans of unrelated third parties in the aggregate amount of $2.1 million, which guarantees are set to expire at various times between August 2015 and February 2016. We did not, however, accrue any liability in connection with such guarantees because the borrowers have been current in their repayment obligations and we have not experienced any losses from providing such guarantees in the past. We have evaluated the guarantees and have concluded that the likelihood of our having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material. Nevertheless, after these guarantees expire, we do not intend to continue such practice. Thus, we did not renew our guarantee for Pingdingshan Tiangangxing Material Co., Ltd., after it expired on August 5, 2015.

We have not entered into any derivative contracts that are indexed to its shares and classified as shareholder’s equity or that are not reflected in its consolidated financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our audited and unaudited consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods.  On an ongoing basis, we evaluate our estimates and assumptions.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in Note 2 to our audited consolidated financial statements included elsewhere in this Report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our management’s discussion and analysis:

Principles of consolidation

Our consolidated financial statements include the accounts of Yulong, its subsidiaries, and our VIEs. All significant intercompany transactions and balances between Yulong, its subsidiaries and our VIEs are eliminated upon consolidation. Since Yulong WFOE and our VIEs are under common control, the contractual arrangements among Yulong WFOE, our VIEs and their shareholders have been accounted for as a reorganization of entities, and the consolidation of our VIEs through the contractual arrangements has been accounted for at historical cost and prepared on the basis as if these agreements became effective as of the beginning of the first period presented in our consolidated financial statements.

Variable interest entities

A VIE is an entity that either has a total equity investment that is insufficient to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary of, and must consolidate, the VIE. Yulong WFOE is deemed to have a controlling financial interest in and be the primary beneficiary of each Yulong Group company because it has both of the following characteristics:

(1)	The power to direct activities at each Yulong Group company that most significantly impact such entity’s economic performance, and

(2)	The obligation to absorb losses of, and the right to receive benefits from, each Yulong Group company that could potentially be significant to such entity.

Pursuant to the contractual arrangements with Yulong Group, each Yulong Group company pays service fees equal to all of its net profit after tax payments to Yulong WFOE. At the same time, Yulong WFOE is obligated to absorb all of their losses. Such contractual arrangements are designed so that the Yulong Group companies operate for the benefit of Yulong WFOE and ultimately, us.

Accordingly, the accounts of the Yulong Group companies are consolidated in our financial statements pursuant to ASC 810-10, Consolidation. In addition, their financial positions and results of operations are included in our financial statements.

Revenue recognition

We recognize revenue in accordance with ASC 605, Revenue Recognition, regarding revenue recognition which specifies that revenue is realized or realizable and earned.  Sales revenue is recognized at the date of delivery to customers when a formal arrangement exists, price is fixed or determinable, delivery is completed, we have no other significant obligations, and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are met, are recorded as customer deposits.

We sell concrete and bricks primarily to major local real estate development and/or construction companies.  Sales agreements are signed with each customer.  Each agreement lists out general terms and conditions, with delivery date and quantity to be specified when a purchase order is issued under such agreement.  We do not sell products to customers on a consignment basis.  There is no right of return after products are delivered and accepted.

Sales revenue represents the invoiced value of goods, net of a value added tax (“VAT”).

Accounts and other receivables and allowance for doubtful accounts

We extend unsecured credit to our customers as a normal course of business.  Management reviews our accounts and other receivables each reporting period to determine if the allowance for doubtful accounts is adequate.  An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable.  Known bad debts are written off against allowance for doubtful accounts after all collection effort has ceased.  Our reserves are consistent with historical experience and considered adequate by management.  We estimate that most accounts receivable are collected within six months. Accounts receivable are considered past-due after 90 days. For accounts receivable that are past-due for more than one year, we reserve 100% allowance.

Impairment for long-lived assets

Long-lived assets, including buildings and improvements, equipment and intangible assets with finite live, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable.  We assess the recoverability of an asset based on the undiscounted future cash flow such asset is expected to generate, and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, is less than the carrying value of the asset.  When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market value.

As of June 30, 2015, the fair value of building and improvements, equipment and intangible assets used in connection with the operations of Yulong Bricks, Yulong Concrete and Yulong Transport exceeded their carrying value by approximately 474.5%.  We use the cash flow model to determine the fair value of these assets.  The key assumption of this model is the revenue generated from existing customers. We believe that such assumption provides us the best estimate of our future projected cash flow from these assets, net of any related cash outflow of cost, expenses and taxes.

The estimated fair value of these assets might be lower than their current fair value, which could result in future impairment charge if we are required to reduce our selling price or increase the costs associated with our revenue.  In addition, competitive pricing pressure and changes in interest rates could materially and adversely affect our estimates of future net cash flow to be generated by these assets, which in turn could result in future impairment losses.

Use of estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our accompanying consolidated financial statements and footnotes included in this Report. Significant accounting estimates reflected in our consolidated financial statements include the useful lives and impairment of property, plant and equipment, collectability of receivables, realization of deferred tax assets, inventory valuation, and the present value of the net minimum lease payments of the capital lease. Actual results could differ from these estimates.

Recent Accounting Pronouncements

In August 2014, FASB issued ASU No. 2014-15, Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Accounting Standards Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have material impact on our consolidated financial position and results of operations.

In November 2014, FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force. The amendments in this update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. We do not expect the adoption of ASU 2014-17 to have a material impact on our consolidated financial position and results of operations.

In January 2015, FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  FASB is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. This Update eliminates from GAAP the concept of extraordinary items.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.  We do not expect the adoption of ASU 2015-01 to have a material impact on our consolidated financial position and results of operations.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. Under both current GAAP requirements and the amendments in this update, a decision maker is determined to be the primary beneficiary of a VIE if it satisfies both the power and the economics criteria. The primary beneficiary consolidates a VIE because it has a controlling financial interest. Under the requirements in current GAAP, if a fee arrangement paid to a decision maker, such as an asset management fee, is determined to be a variable interest in a VIE, the decision maker must include the fee arrangement in its primary beneficiary determination and could consolidate the VIE on the basis of power (decision-making authority) and economics (the fee arrangement). However, the amendments in this Update specify that some fees paid to a decision maker are excluded from the evaluation of the economics criterion if the fees are both customary and commensurate with the level of effort required for the services provided. Those amendments make it less likely for a decision maker to meet the economics criterion solely on the basis of a fee arrangement. The amendments in this update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material impact on our consolidated financial position and results of operations.

In July 2015, the FASB issued ASU No. 2015-11, an amendment to Topic 330 for simplifying the measurement of inventory. The update requires that inventory be measured at the lower of cost and net realizable value where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  The amendment is intended to provide clarification on the measurement and disclosure of inventory in Topic 330 and not intended for those clarifications to result in any changes in practice. The ASU is effective for interim and annual periods beginning after December 15, 2016.  Early application is permitted for all entities and should be applied prospectively. We do not expect the adoption of ASU 2015-11 to have a material impact on our consolidated financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity Risk

We are exposed to liquidity risk, which is the risk that we will be unable to provide sufficient capital resources and liquidity to meet our commitments and business needs.  Liquidity risk is controlled by the application of financial position analysis and monitoring procedures.  When necessary, we will turn to other financial institutions to obtain short-term funding to meet the liquidity shortage.

Inflation Risk

Inflationary factors, such as increases in raw material and overhead costs, could impair our operating results.  Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of sales revenue if the selling prices of our products do not increase with such increased costs.

Interest Rate Risk

Our exposure to interest rate risk primarily relates to the interest rate we are subject to in connection with our short-term bank loans, on the one hand, which can vary but not more than 110% of the People’s Bank of China benchmark interest rate, and the interest rates we impose on our borrowers or that our deposited cash can earn, on the other hand.  We have not used any derivative financial instruments to manage our interest risk exposure.  Interest-earning instruments carry a degree of interest rate risk.  We have not been exposed to material risks due to changes in interest rates.  An increase, however, may raise the cost of any debt we incur in the future.

Foreign Exchange Risk

A majority of our operating activities and a significant portion of our assets and liabilities are denominated in RMB, which is not freely convertible into foreign currencies.  Since July 21, 2005, RMB was permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies.  The appreciation of RMB against $ was approximately 35.6% from July 21, 2005 to June 30, 2015.  While the international reaction to the appreciation of RMB has generally been positive, there remains significant international pressure on the Chinese central government to adopt an even more flexible currency policy, which could result in a further and potentially more significant appreciation of RMB against $.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Yulong Eco-Materials Limited

We have audited the accompanying consolidated balance sheets of Yulong Eco-Materials Limited and Subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of income and comprehensive income, cash flows and equity for each of the years in the two-year period ended June 30, 2015. Yulong Eco-Materials Limited’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Yulong Eco-Materials Limited and Subsidiaries as of June 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

September 28, 2015

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2015	2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,470,299	$19,732,770
Accounts receivable, net	9,329,495	5,181,394
Deposits and other receivables	286,153	350,120
Inventories	364,254	421,998
Advances to suppliers	17,421	57,415
Prepaid expenses	373,617	72,356
Other receivables-related parties	-	936,608
Total current assets	26,841,239	26,752,661

PLANT AND EQUIPMENT, net	41,267,655	34,381,554

OTHER ASSETS
Prepayments	3,658,748	5,771,681
Intangible assets, net	4,913,376	2,449,759
Deferred tax asset	520,147	188,381
Long-term deposit	397,300	11,294
Total other assets	9,489,571	8,421,115

Total assets	$77,598,465	$69,555,330

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short term loan - bank	$7,972,190	$7,751,250
Accounts payable, trade	1,726,158	1,820,585
Other payables and accrued liabilities	4,817,399	735,789
Other payables - related parties	2,584,104	182,000
Customer deposits	-	402,499
Taxes payable	1,098,093	1,113,617
Capital lease obligation-current portion	4,615,083	1,610,492
Dividends payable	7,994,125	-
Total current liabilities	30,807,152	13,616,232

LONG TERM LIABILITIES
Other payables	-	487,500
Other payables - related parties	-	9,801,110
Dividends payable	-	7,935,525
Capital lease obligation-net of current portion	138,952	68,361
Total long term liabilities	138,952	18,292,496

Total liabilities	30,946,104	31,908,728

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.00125 par value, 100,000,000 shares authorized,
8,000,000 shares issued and outstanding*	10,000	10,000
Subscription receivable	(10,000)	(10,000)
Additional paid-in capital	19,011,464	19,011,464
Statutory reserves	3,922,228	3,771,665
Retained earnings	21,211,829	12,682,821
Accumulated other comprehensive income	2,506,840	2,180,652
Total Yulong Eco-Materials Limited's equity	46,652,361	37,646,602

Total liabilities and equity	$77,598,465	$69,555,330

* Giving retroactive effect to the 4-for-5 reverse stock split effected on March 3, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended June 30,
	2015	2014
REVENUES
Bricks	$15,586,654	$14,956,906
Concrete	29,967,622	29,499,530
Recycling	676,108	-
TOTAL REVENUES	46,230,384	44,456,436

COST OF REVENUES
Bricks	6,139,759	5,773,533
Concrete	22,883,040	21,729,928
Recycling	340,186	-
TOTAL COST OF REVENUES	29,362,985	27,503,461

GROSS PROFIT	16,867,399	16,952,975

OPERATING EXPENSES:
Selling	634,390	930,470
General and administrative	3,374,557	806,037
Total operating expenses	4,008,947	1,736,507

INCOME FROM OPERATIONS	12,858,452	15,216,468

OTHER INCOME (EXPENSE), net
Interest income	70,065	18,186
Interest expense	(1,297,102)	(1,183,580)
Other finance expense	(1,094)	(16,628)
Other expense, net	(52,731)	(83,125)
Total other expense, net	(1,280,862)	(1,265,147)

INCOME BEFORE INCOME TAXES	11,577,590	13,951,321

PROVISION FOR INCOME TAXES	2,898,019	3,259,147

NET INCOME	8,679,571	10,692,174

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	326,188	94,109

COMPREHENSIVE INCOME	$9,005,759	$10,786,283

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted*	8,000,000	8,000,000

EARNINGS PER SHARE
Basic and diluted*	$1.08	$1.34

* Giving retroactive effect to the 4-for-5 reverse stock split effected on March 3, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

							Accumulated
				Additional			other
	Common Stock		Subscription	paid-in	Statutory	Retained	comprehensive
	Shares*	Par Value	receivable	capital	reserves	earnings	income	Total
BALANCE, July 1, 2013	8,000,000	$10,000	$(10,000)	$19,011,464	$3,073,651	$2,688,661	$2,086,543	$26,860,319
Net income						10,692,174		10,692,174
Appropriation of statutory reserve					698,014	(698,014)		-
Foreign currency translation adjustments							94,109	94,109
BALANCE, June 30, 2014	8,000,000	$10,000	$(10,000)	$19,011,464	$3,771,665	$12,682,821	$2,180,652	$37,646,602
Net income						8,679,571		8,679,571
Appropriation of statutory reserve					150,563	(150,563)		-
Foreign currency translation adjustments							326,188	326,188
BALANCE, June 30, 2015	8,000,000	$10,000	$(10,000)	$19,011,464	$3,922,228	$21,211,829	$2,506,840	$46,652,361

* Giving retroactive effect to the 4-for-5 reverse stock split effected on March 3, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,679,571	$10,692,174
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,697,465	1,333,257
Amortization	55,186	55,152
Recovery of doubtful accounts	-	(126,976)
Deferred tax benefit	(328,761)	(74,893)
Change in operating assets and liabilities
Accounts receivable	(4,089,754)	(1,076,607)
Deposits and other receivables	(330,309)	246,340
Inventories	60,562	(106,559)
Advances to suppliers	52,659	(10,053)
Prepaid expense	(300,630)	51,893
Accounts payable, trade	(107,346)	293,592
Other payables and accrued liabilities	1,239,321	322,454
Customer deposits	(403,490)	378,281
Taxes payable	(23,631)	135,672
Net cash provided by operating activities	6,200,843	12,113,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for equipment and construction in progress	(514,924)	(133,660)
Prepayment for land use rights	-	(108,465)
Prepayments for construction-in-progress	(1,500,468)	(708,371)
Repayments from related parties	26,674	2,603,144
Payment for land use rights	(9,774)	-
Net cash (used in) provided by investing activities	(1,998,492)	1,652,648

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	1,628,000
Payments of note payable	-	(1,628,000)
Proceeds from short-term loans - bank	4,479,750	5,470,080
Payments of short-term loan - bank	(4,316,850)	(6,902,720)
Proceeds from (payments to) related parties	(6,522,453)	1,858,117
Principal payments on capital lease obligations	(1,234,043)	(248,943)
Net cash (used in) provided by financing activities	(7,593,596)	176,534

EFFECT OF EXCHANGE RATE ON CASH	128,774	(2,764)

CHANGES IN CASH AND CASH EQUIVALENTS	(3,262,471)	13,940,145

CASH AND CASH EQUIVALENTS, beginning of year	19,732,770	5,792,625

CASH AND CASH EQUIVALENTS, end of year	$16,470,299	$19,732,770

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$3,195,373	$3,180,523
Cash paid for interest	$1,066,738	$1,217,347

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of construction-in-progress from prepayments-construction	$3,266,054	$24,165,772
Additions to fixed assets and construction-in-progress through other payables	$2,333,976	$-
Acquisition of machinery, equipment and intangible asset by capital leases	$4,281,859	$203,778
Repayments from related parties offset with other payable-related parties	$912,240	$-
Reclassification of intangible assets from prepayment-land use rights	$379,434	$-

The accompanying notes are an integral part of these consolidated financial statements.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of business and organization

Yulong Eco-Materials Limited (“Yulong Eco-Materials” or the “Company”) is a holding company incorporated on March 10, 2011, under the laws of the Cayman Islands. The Company has no substantive operations other than holding all of the outstanding share capital of China Xing De (BVI) Limited (“Yulong BVI”). In turn, Yulong BVI is a holding company holding all of the outstanding share capital of China Xing De (Hong Kong) Limited (“Yulong HK”). Yulong HK is also a holding company holding all of the outstanding equity capital of Zhengzhou Xing De Enterprise Management & Consulting Co., Ltd. (“Yulong WFOE”).

The Company is a vertically integrated manufacturer of eco-friendly building products. The Company operates principally from the city of Pingdingshan, Henan Province, in the People’s Republic of China (the “PRC” or “China”). The Company produces fly-ash bricks and ready-mixed concrete, and since April 2015, hauls and processes construction waste, with which it produces crushed construction waste or recycled aggregates, and bricks made from recycled aggregates, or recycled bricks. All of the Company’s business activities are carried out by domestic Chinese companies that the Company controls through contractual arrangements as follows: (1) Henan Jianyida Industrial Co., Ltd. (“Yulong Bricks”), which carries out the bricks business, (2) Pingdingshan Hengji Concrete Co., Ltd. (“Yulong Concrete”) and Pingdingshan Hengji Industrial Co., Ltd. (“Yulong Transport”), which carry out the concrete business, and (3) Pingdingshan Xulong Renewable Resource Co., Ltd. (“Yulong Renewable”), which carries out the construction waste hauling and processing, or recycling, business. The contractual arrangements are comprised of a series of agreements entered into by each of these four companies and their shareholders, on the one hand, and Yulong WFOE on the other hand (see “Contractual Arrangements” and “Note 3 – Variable Interest Entities” below).

Contractual Arrangements

Although current PRC regulations do not restrict or prohibit foreign investment in domestic Chinese companies that engage in businesses such as those of Yulong Bricks, Yulong Concrete, Yulong Transport and Yulong Renewable (each a “Yulong operating company” and collectively the “Yulong operating companies”), there is substantial uncertainty regarding the interpretation and application of such regulations. As such, the Yulong operating companies are controlled through contractual arrangements in lieu of direct equity ownership by the Company or any of its subsidiaries. Such contractual arrangements are a series of four agreements (collectively the “Contractual Arrangements”) which significant terms are as follows:

Exclusive Consulting Services and Operating Agreements

Pursuant to the exclusive consulting and service agreement among Yulong WFOE, each Yulong operating company and its shareholders, Yulong WFOE is engaged as exclusive provider of management consulting services to such Yulong operating company. For such services, the Yulong operating company agrees to pay service fees determined based on all of its net profit after tax payments to Yulong WFOE or Yulong WFOE has obligation to absorb all of the Yulong operating companies’ losses. The agreement remains in effect until and unless all parties agree to its termination. Until such termination, the Yulong operating company may not enter into another agreement for the provision of management consulting services without the prior consent of Yulong WFOE.

Option Agreements

Pursuant to the exclusive equity option agreement between the shareholders of each Yulong operating company and Yulong WFOE, such shareholders jointly and severally grant Yulong WFOE an option to purchase their equity interests in such Yulong operating company. The purchase price shall be the lowest price then permitted under applicable PRC laws. If the purchase price is greater than the registered capital of such Yulong operating company, the shareholders are required to immediately return any amount in excess of the registered capital to Yulong WFOE or its designee. Yulong WFOE may exercise such option at any time until it has acquired all equity interests of such Yulong operating company, and freely transfer the option to any third party. The agreement will terminate at the earlier of (i) the date on which all of the equity interests of such Yulong operating company has been transferred to Yulong WFOE or its designee or (ii) the unilateral termination by Yulong WFOE.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Pledge Agreements

Pursuant to the equity interest pledge agreement between the shareholders of each Yulong operating company and Yulong WFOE, such shareholders pledge all of their equity interests in such Yulong operating company to Yulong WFOE as collateral to secure the obligations of such Yulong operating company under the exclusive consulting services and operating agreement. The shareholders may not transfer or assign transfer or assign the pledged equity interests, or incur or allow any encumbrance that would jeopardize Yulong WFOE’s interests, without Yulong WFOE’s prior approval. In the event of default, Yulong WFOE as the pledgee will be entitled to certain rights and entitlements, including the priority in receiving payments by the evaluation or proceeds from the auction or sale of whole or part of the pledged equity interests of such Yulong operating company. The agreement will terminate at the earlier of (i) the date the shareholders have transferred all of their pledged equity interests pursuant to the option agreement or (ii) two years from the satisfaction by such Yulong operating company of all its obligations under the exclusive consulting and service agreement.

Voting Rights Proxy and Financial Supporting Agreements

Pursuant to the voting rights proxy and financial supporting agreement between the shareholders of each Yulong operating company and Yulong WFOE, such shareholders have given Yulong WFOE an irrevocable proxy to act on their behalf on all matters pertaining to such Yulong operating company and to exercise all of their rights as shareholders of such Yulong operating company, including the right to attend shareholders meeting, to exercise voting rights and to transfer all or a part of their equity interests in such Yulong operating company. In consideration of such granted rights, Yulong WFOE agrees to provide the necessary financial support to such Yulong operating company whether or not such Yulong operating company incurs loss, and agrees not to request for repayment if such Yulong operating company is unable to do so. The agreement will terminate at the earlier of (i) the date on which all of the equity interests of such Yulong operating company have been transferred to Yulong WFOE or (ii) the unilateral termination by Yulong WFOE.

As a result of the foregoing contractual arrangements, which give Yulong WFOE effective control of the Yulong operating companies, obligate Yulong WFOE to absorb all of the risk of loss from their activities, and enable Yulong WFOE to receive all of their expected residual returns, the Company accounts for each Yulong operating company as a variable interest entity (“VIE”). Additionally, as the parent company of Yulong WFOE, the Company is considered the primary beneficiary of the Yulong operating companies. Accordingly, the Company consolidates the accounts of the Yulong operating companies for the years ended June 30, 2015 and 2014, in accordance with Regulation S-X-3A-02 promulgated by the Securities Exchange Commission, and Accounting Standards Codification (“ASC”) 810-10, Consolidation.

The accompanying consolidated financial statements reflect the activities of Yulong Eco-Materials and each of the following entities:

Name	Background		Ownership
Yulong BVI	●	A British Virgin Islands company	100%
	●	Incorporated on June 15, 2011
Yulong HK	●	A Hong Kong company	100%
	●	Incorporated on July 21, 2011
Yulong WFOE	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100%
	●	Incorporated on September 2, 2011
	●	Registered capital of $100,000 fully funded
Yulong Bricks	●	A PRC limited liability company	VIE by contractual
	●	Incorporated on September 20, 2006	arrangements
	●	Registered capital of $4,395,000 (RMB 30,000,000) fully funded
	●	Production and sales of fly-ash bricks
Yulong Concrete	●	A PRC limited liability company	VIE by contractual
	●	Incorporated on December 7, 2004	arrangements
	●	Registered capital of $2,830,000 (RMB 20,000,000) fully funded
	●	Production and sales of ready-mixed concrete
Yulong Transport	●	A PRC limited liability company	VIE by contractual
	●	Incorporated on July 13, 2009	arrangements
	●	Registered capital of $1,465,464 (RMB 10,010,000) fully funded
	●	Provide ready-mixed concrete transportation services
Yulong Renewable	●	A PRC limited liability company	VIE by contractual
	●	Incorporated on August 16, 2011	arrangements
	●	Registered capital of $9,510,000 (RMB 60,000,000) fully funded
	●	Hauling of construction waste; production and sales of recycled aggregates and recycled bricks
	●	Commenced operation in April 2015

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Principles of consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries, and the VIEs. All intercompany transactions and balances between the Company, its subsidiaries and the VIEs are eliminated upon consolidation.

Use of estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and footnotes. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives and impairment of property, plant and equipment, collectability of receivables, realization of deferred tax assets, inventory valuation, and the present value of the net minimum lease payments of the capital lease. Actual results could differ from these estimates.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The Company’s Chinese subsidiary and the VIEs use the local currency, Renminbi (RMB), as their functional currency as determined based on the criteria of ASC 830, “Foreign Currency Translation”. Assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China (the “PBOC”) at the end of the period. Income and expense accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments included in accumulated other comprehensive income amounted to $2,506,840 and $2,180,652 as of June 30, 2015 and 2014, respectively. The balance sheet amounts, with the exception of equity, at June 30, 2015 and 2014 were translated at 6.11 RMB and 6.15 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rate applied to statement of income and other comprehensive income accounts for the years ended June 30, 2015 and 2014 was 6.14 RMB. Cash flows are also translated at the average translation rate for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, demand deposits and time deposits placed with banks or other financial institutions which are unrestricted as to withdrawal and use and have original maturities of less than three months.

Accounts and other receivables, net

During the normal course of business, the Company extends unsecured credit to its customers and others, as further discussed in Note 5. Management reviews its accounts receivable balances each reporting period to determine if an allowance for doubtful accounts is required. Customer accounts are considered past due over 90 days. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Bad debts are written off against the allowance after all collection efforts have ceased. The Company determined that no allowance is necessary at the balance sheet dates based on historical experience.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, it is not marked up subsequently based on changes in underlying facts and circumstances. As of June 30, 2015 and 2014, the Company determined that no reserves for obsolescence were necessary.

Advances to suppliers

The Company advances money to certain suppliers for raw material purchases. Such advances are interest-free and unsecured. Management regularly reviews the aging of such advances as well as delivery trends of purchased materials, and records an allowance when it believes that delivery of materials due is at risk. Advances aged over one year and considered uncollectible are written off after exhaustive efforts at collection. No allowance for doubtful accounts was considered necessary at the balance sheet dates.

Plant and equipment

Plant and equipment are stated at cost. Depreciation is provided over the estimated useful life of each class of depreciable assets and is computed using the straight-line method over the useful lives of the assets are as follows:

Useful Life
Buildings and improvements	10-30 years
Machinery and equipment	5-10 years
Transportation equipment	5-10 years
Office equipment	3-5 years

The Company accounts for all significant leases as either operating or capital. At lease inception, if the lease meets any of the following four criteria, the Company will classify it as a capital lease; otherwise it will be treated as an operating lease: (a) transfer of ownership to lessee at the end of the lease term, (b) bargain purchase option, (c) lease term is equal to 75% or more of the estimated economic life of the leased property, or (d) the present value of the minimum lease payments is 90% or more of the fair value of the leased asset.

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of income and comprehensive income.  Construction-in-progress represents labor costs, materials, and capitalized interest incurred in connection with the construction. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred. No depreciation is provided for construction in progress until it is completed and placed into service. Expenditures for maintenance and repairs are charged to earnings as incurred while additions, renewals and betterments are capitalized.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepayments

Prepayments represent advances made to certain suppliers for equipment purchases or advance made to contractors in connection with the Company’s construction-in-progress. Prepayments also include advances made to a village committee in connection with acquiring land use rights. Management regularly reviews aging of prepayments and records an allowance when management believes collection of equipment, land use rights, or services to be performed due are at risk. Advances aged over one year and considered uncollectible are written off after exhaustive efforts at collection. No allowance for doubtful accounts is considered necessary at the balance sheet dates.

Intangible assets

Intangible assets are carried at cost less accumulated amortization.

The Company accounts for all significant leases of land use rights for purposes of classification as either operating or capital. At lease inception, if the lease meets either of the following two criteria, the Company will classify it as a capital lease: (a) transfer of ownership to lessee at the end of the lease term, or (b) bargain purchase option. Otherwise, the lease will be treated as an operating lease.

Intangible assets with finite useful lives are amortized using a straight-line method of amortization that reflects the estimated pattern in which the economic benefits of the intangible asset are to be consumed. The original estimated useful life for the land use rights of each entity is as follows:

Entity	Description of assets	Estimated useful life
Yulong Bricks	Land use right	50
Yulong Concrete	Land use right	50
Yulong Renewable	Land use right	50

Intangible assets are reviewed at least annually, more often when circumstances require, to determine whether their carrying values have become impaired. The Company considers an asset to be impaired if its carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Impairment for long-lived assets

Long-lived assets, including buildings and improvements, equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2015 and 2014, management believes there was no impairment.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Values of Financial Instruments

ASC Topic 825, Financial Instruments (“Topic 825”) requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Topic 825 excludes certain financial instruments and all non-financial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

The accounting standards define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures. The three levels are defined as follow:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, notes payable and other short-term payables, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. The Company determined that the carrying value of the noncurrent capital lease obligations approximated their fair value using level 2 inputs by comparing the stated loan interest rate to the rate charged by the PBOC on similar loans.

Revenue recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition, regarding revenue recognition which specifies that revenue is realized or realizable and earned. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, the Company has no other obligations and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

The Company sells concrete and bricks primarily to major local real estate development and/or construction companies. Sales agreements are signed with each customer. Each agreement has specific terms and conditions with the exception of delivery date and quantity, which are provided when the customer issues an order pursuant to the agreement. The Company does not sell products to customers on consignment basis. There is no right of return after products are delivered and accepted by the customer.

Revenue represents the invoiced value of goods, net of a value added tax (“VAT”).

Recycling revenues includes sales of recycled aggregates and recycled bricks. Sales agreements are signed with each customer. Revenue is recognized similar to sales of concrete and bricks.

Recycling revenue also include hauling services of construction waste. The Company operates a fleet of trucks to haul construction waste, consisting primarily of bricks and concrete, from construction and demolition sites. Revenue is recognized upon completion of hauling from the construction and demolition sites per truckloads.

The Company also provides transportation services for its concrete customers. Revenue is recognized upon delivery of the concrete. Transportation services revenue is immaterial to the Company’s consolidated revenues for the periods presented in the accompanying financial statements.

Shipping and handling

Shipping and handling costs pertaining to raw material purchases are included in cost of revenue.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping costs incurred in the delivery of products and depreciation expenses for transportation equipment (under Yulong Transport) are included in selling expense. Shipping costs amounted to $316,256 and $432,328 for the years ended June 30, 2015 and 2014, respectively. Depreciation expense amounted to $188,662 and $320,218 for the years ended June 30, 2015 and 2014, respectively.

Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. As of June 30, 2015 and 2014, $16,393,414 and $19,526,224 were deposited with various major financial institutions located in the PRC, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. Historically, deposits in Chinese banks are secure due to state policy to protect depositor interests. However, China promulgated a Bankruptcy Law in August 2006 that came into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures to provide for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the current Bankruptcy Law, a Chinese bank may file bankruptcy if it deems itself to be insolvent. In addition, since China’s concession to the World Trade Organization, foreign banks have been gradually permitted to operate in China and have intensified competition in many aspects, especially since the opening of the Renminbi business to foreign banks in late 2006. Therefore, the risk of bankruptcy at the institutions that the Company maintains deposits has increased. In the event of bankruptcy, the Company is unlikely to reclaim its deposits in full since it is unlikely to be classified as a secured creditor under PRC laws.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company maintains reserves for estimated credit losses, and such losses have generally been within expectations.

Customer and vendor concentration risk

For the years ended June 30, 2015 and 2014, no customer accounted for more than 10% of the Company's total revenues.

As of June 30, 2015, two customers accounted for 12% and 11% of the Company’s total accounts receivable, respectively. As of June 30, 2014, one customer accounted for 14% of the Company's total accounts receivable.

For the year ended June 30, 2015, four major suppliers accounted for 19%, 19%, 14% and 13% of the Company’s total purchases. For the year ended June 30, 2014, four major suppliers accounted for 17%, 15%, 13% and 12% of the Company's total purchases.

As of June 30, 2015, three suppliers accounted for 32%, 23% and 18% of the Company’s accounts payable balances. As of June 30, 2014, three suppliers accounted for 31%, 21% and 15% of the Company’s accounts payable balances.

Income taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company applies ASC 740, Accounting for Income Taxes, to account for uncertainty in income taxes and the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

As of June 30, 2015, Yulong WFOE and the VIEs have each filed income tax returns in China for the years ended December 31, 2010 to 2014. All such tax returns are subject to examination by the Chinese taxing authorities.

Earnings per share

Earnings per share are calculated in accordance with ASC 260-10, Earnings per Share. Basic earnings per share are computed by dividing net income attributable to holders of ordinary shares by the weighted average number of ordinary shares outstanding during the year. Diluted earnings per ordinary share reflect the potential dilution that could occur if securities to issue ordinary shares were exercised. The dilutive effect of outstanding share-based awards is reflected in the diluted earnings per share by application of the treasury stock method.

Comprehensive income

Comprehensive income is defined to include all changes in shareholders’ equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220-10, Comprehensive Income, requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted ASU No. 2011-05 by presenting items of net income and other comprehensive income in one continuous statement, the Consolidated Statements of Income and Comprehensive Income.

Employee benefit

The full-time employees of Yulong WFOE and the VIEs are entitled to staff welfare benefits including medical care, housing fund, pension benefits and unemployment insurance, which are government mandated defined contribution plans. The Company is required to accrue for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant PRC regulations, and make cash contributions to the state-sponsored plans out of the amounts accrued. Total expense for the plans was $118,410 and $109,502 for the years ended June 30, 2015 and 2014, respectively.

Recently issued accounting pronouncements

In August 2014, FASB issued ASU No. 2014-15, Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Accounting Standards Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not expect the adoption of ASU 2014-15 to have material impact on the Company’s consolidated financial statements.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2014, FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force. The amendments in this update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption of ASU 2014-17 did not have a material impact on the Company’s consolidated financial statements.

In January 2015, FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  FASB is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. This Update eliminates from GAAP the concept of extraordinary items.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.  The Company does not expect the adoption of ASU 2015-01 to have material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. Under both current GAAP requirements and the amendments in this update, a decision maker is determined to be the primary beneficiary of a VIE if it satisfies both the power and the economics criteria. The primary beneficiary consolidates a VIE because it has a controlling financial interest. Under the requirements in current GAAP, if a fee arrangement paid to a decision maker, such as an asset management fee, is determined to be a variable interest in a VIE, the decision maker must include the fee arrangement in its primary beneficiary determination and could consolidate the VIE on the basis of power (decision-making authority) and economics (the fee arrangement). However, the amendments in this Update specify that some fees paid to a decision maker are excluded from the evaluation of the economics criterion if the fees are both customary and commensurate with the level of effort required for the services provided. Those amendments make it less likely for a decision maker to meet the economics criterion solely on the basis of a fee arrangement. The amendments in this update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2015-02 to have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, an amendment to Topic 330 for simplifying the measurement of inventory. The update requires that inventory be measured at the lower of cost and net realizable value where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  The amendment is intended to provide clarification on the measurement and disclosure of inventory in Topic 330 and not intended for those clarifications to result in any changes in practice. The ASU is effective for interim and annual periods beginning after December 15, 2016.  Early application is permitted for all entities and should be applied prospectively. The Company does not expect the adoption of ASU 2015-11 to have material impact on the Company’s consolidated financial statements.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Variable interest entities

On September 2, 2011, Yulong WFOE entered into the Contractual Arrangements with each Yulong operating company and its shareholders. The Contractual Arrangements were subsequently amended on April 21, 2014, and again on June 24, 2015, with respect to Yulong Renewable. The significant terms of the Contractual Arrangements are summarized in “Note 1 - Nature of business and organization” above. As a result of the Contractual Arrangements, the Company classifies each Yulong operating company as a VIE.

VIEs are entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. Yulong WFOE is deemed to have a controlling financial interest and be the primary beneficiary of each Yulong operating company because it has both of the following characteristics:

(1)	The power to direct activities at each Yulong operating company that most significantly impact such entity’s economic performance, and

(2)	The obligation to absorb losses of, and the right to receive benefits from, each Yulong operating company that could potentially be significant to such entity.

Pursuant to the Contractual Arrangements, each Yulong operating company pays service fees equal to all of its net profit after tax payments to Yulong WFOE. At the same time, Yulong WFOE is obligated to absorb all of their losses. The Contractual Arrangements are designed so that the Yulong operating companies operate for the benefit of Yulong WFOE and ultimately, the Company.

Accordingly, the accounts of the Yulong operating companies are consolidated in the accompanying financial statements pursuant to ASC 810-10, Consolidation. In addition, their financial positions and results of operations are included in the Company’s financial statements.

The Yulong operating companies are owned and controlled by their founder, with the other shareholders holding equity interests on behalf and for the benefits of the founder. Such arrangements are memorialized in agreements between the founder and the other shareholders entered into prior to the completion of the share exchange transaction between the Company and Yulong BVI in December 2011 (see “Note 1 – Nature of business and organization – Share Exchange Agreement” above). Through such arrangements, the founder can direct and cause Yulong WFOE and the Yulong operating companies to enter into the Contractual Arrangements, and to amend such agreements as necessary, at any time. Accordingly, beginning on July 1, 2011, Yulong BVI has been consolidating the accounts of the Yulong operating companies because they were under common control since such time in accordance with ASC 805-50, Business Combination. For this reason, the Contractual Arrangements have been accounted for as a reorganization of entities and the consolidation of the Yulong operating companies through the Contractual Arrangements has been accounted for at historical cost and prepared on the basis as if the Contractual Arrangements became effective as of the beginning of the first period presented on July 1, 2011 in the accompanying consolidated financial statements.

The carrying amount of the VIEs’ consolidated assets and liabilities are as follows for the years indicated:

	June 30, 2015	June 30, 2014
Current assets	$26,547,906	$26,632,362
Plant and equipment, net	41,267,655	34,381,554
Other noncurrent assets	9,489,571	8,421,115
Total assets	77,305,132	69,435,031
Total liabilities	29,529,680	(31,771,827)
Net assets	$47,775,452	$37,663,204

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The VIEs’ liabilities consist of the following for the years indicated:

	June 30, 2015	June 30, 2014
Current liabilities:
Short term loan - banks	$7,972,190	$7,751,250
Accounts payable	1,726,158	1,820,585
Other payables and accrued liabilities	3,711,210	598,888
Other payables - related parties	2,273,869	182,000
Customer deposits	-	402,499
Taxes payable	1,098,093	1,113,617
Capital lease obligations-current	4,615,083	1,610,492
Dividends payable	7,994,125	-
Total current liabilities	29,390,728	13,479,331
Long term liabilities:
Other payables	-	487,500
Other payables - related parties	-	9,801,110
Dividends payable	-	7,935,525
Capital lease obligations-non-current	138,952	68,361
Total long term liabilities	138,952	18,292,496
Total liabilities	$29,529,680	$31,771,827

The operating results of the VIEs are as follows:

	Years ended June 30,
	2015	2014
Revenue	$46,230,384	$44,456,436
Gross profit	$16,867,399	$16,952,975
Income from operations	$13,964,941	$15,616,442
Net income	$9,786,060	$11,092,208

Note 4 – Accounts receivable, net

Accounts receivable, net consists of the following for the years indicated:

	June 30, 2015	June 30, 2014
Accounts receivable	$9,329,495	$5,181,394
Less: allowance for doubtful accounts	-	-
Total accounts receivable, net	$9,329,495	$5,181,394

Movement of allowance for doubtful accounts is as follows for the years indicated:

	June 30, 2015	June 30, 2014
Beginning balance	$-	$126,196
Charge to expense (benefit)	-	(126,742)
Exchange rate effect	-	546
Ending balance	$-	$-

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Other receivables

Other receivables consisted of the following for the years indicated:

	June 30, 2015	June 30, 2014
Deposits for equipment purchase	$126,856	$136,130
Deposit for outsourcing agreement (1)	147,330	146,250
Deposit for new project (2)	8,185	-
Advances to employees	3,782	67,740
Total	$286,153	$350,120

(1)	In December 2011, Yulong Bricks agreed to outsource some brick production to Pingdingshan Hongrui New Construction Materials Co., Ltd., an unrelated party, and paid approximately $147,330 (RMB 900,000) as security deposit, which deposit is due on demand.

(2)	In April 2015, Yulong Renewable paid $8,185 (RMB 50, 000) as security deposit in order to bid on a new project.

Note 6 – Inventories

Inventories consisted of the following for the years indicated:

	June 30, 2015	June 30, 2014
Raw materials	$267,560	$273,583
Semi-finished byproduct	6,196	-
Finished goods	90,498	148,415
Total inventories	$364,254	$421,998

Raw materials for bricks consist primarily of cement, gypsum, quicklime, aluminum powder and reclaimed fly-ash. Raw materials for concrete consist primarily of cement, admixture, sand and pebble. The cost of finished goods includes direct costs of raw materials as well as direct labor used in production. Indirect production costs at normal capacity such as utilities and indirect labor related to production such as assembling, shipping and handling costs for purchasing are also included in the cost of inventory.

As of June 30, 2015 and 2014, management believed that no inventory allowance was deemed necessary.

Note 7 – Plant and equipment, net

Plant and equipment consisted of the following for the years indicated:

	June 30, 2015	June 30, 2014
Building and improvements	$17,959,588	$8,235,612
Machinery and equipment	7,861,193	4,410,162
Machinery and equipment under capital lease	1,883,535	1,406,278
Transportation equipment	938,202	754,632
Transportation equipment under capital lease	2,923,262	1,095,645
Office equipment	107,128	66,080
Construction-in-progress	16,889,716	23,961,342
Subtotal	48,562,624	39,929,751
Less: accumulated depreciation	(7,294,969)	(5,548,197)
Total	$41,267,655	$34,381,554

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction-in-progress represents labor costs and materials incurred in connection with the construction of a construction waste recycling plant, a brick production plant with two production lines, a research and development center and office building for Yulong Renewable, and an autoclave for Yulong Bricks. No depreciation is provided for construction-in-progress until it is completed and placed into service. Total budget for the construction of the waste recycling plant and brick production plant is approximately $44.8 million, of which approximately $11.1 million was transferred to fixed assets. The Company completed construction of Yulong Renewable’s production and research facilities, employee dormitory and office building, and commenced formal operations of the production facilities (with one brick production line) in April 2015. The Company is currently renovating the research center and the office building, and expects to complete such work by the end of October 2015, and install the second brick production line as well as to purchase additional hauling trucks for the recycling plant by December 2015. Total budget for the installation of the autoclave is approximately $131,000. Rail installation for the autoclave began in December 2014, and installation of the autoclave is expected to be completed by the end of December 2015.

Construction-in-progress consisted of the following as of June 30, 2015:

Construction-in-progress description	Value	Estimated completion date	Estimated additional cost to complete
Waste recycling plant, brick production plant, research and development center and office building (1)	$16,881,987	December 2015	$13,237,231
Autoclave installation (2)	$7,729	December 2015	$106,861

(1)	As of June 30, 2015, approximately $3.6 million was included in prepayment (See Note 8), approximately $16.9 million was included in construction-in-progress, approximately $11.1 million was transferred to fixed assets, and approximately $13.2 million was not yet due. The Company may incur other costs in addition to what have been contracted for.

(2)	Approximately $74,000 in the aggregate for installation has been contracted for. As of June 30, 2015, approximately $16,000 was included in prepayment (See Note 8), approximately $8,000 was included in construction-in-progress, and approximately $107,000 was not yet due. The Company may incur other costs in addition to what have been contracted for.

Depreciation expense is $1,697,465 and $1,333,257 for the years ended June 30, 2015 and 2014, respectively.

Machinery and equipment under capital lease

In December 2011, the Company entered into a lease agreement with a third party to lease two special-order machines for three years for approximately $1,211,000 (RMB 7,400,000). The lease required a one-time payment of $242,276 and an additional $32,740 as a security deposit paid in January 2012, monthly lease payments of approximately $33,000 from January 2012 to December 2014, and interest rate per annum of 15.3%. The Company has an option to purchase the machines for $327 if there is no default of the lease payments at the end of the lease term (see Note 12). In November 2014, the Company paid approximately $70,000 (RMB 427,613) in penalties due to late payments, and as of June 30, 2015, the Company paid off the lease and ownership of the machines was transferred to the Company. The Company placed these machines into service in September 2013, and they have accordingly been capitalized.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2014, the Company entered into a lease agreement with a third party to lease an excavator for two years for approximately $149,000 (RMB 908,240). The lease requires a one-time payment of $37,952 and an additional $5,828 as a security deposit paid in March 2014, monthly lease payments of approximately $5,000 from June 2014 to May 2016, with interest rate per annum of 8.8%. The ownership of the trucks will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

In March 2014, the Company entered into a lease agreement with a third party to lease a loader for eighteen months for approximately $57,000 (RMB 345,780). The lease requires a one-time payment of $17,758 and an additional $5,549 as a security deposit paid in March 2014, monthly lease payments of approximately $3,000 from June 2014 to November 2015, with interest rate per annum of 8.5%. The ownership of the trucks will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

In September 2014, the Company entered into a lease agreement with a third party to lease an excavator for two years for approximately $210,000 (RMB 1,285,000). The lease requires a one-time payment of $54,506 and an additional $8,414 as a security deposit paid in October 2014, monthly lease payments of approximately $8,000 from November 2014 to October 2016, with interest rate per annum of 8.7%. The ownership of the excavator will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

In September 2014, the Company entered into a lease agreement with a third party to lease an excavator for two years for approximately $146,000 (RMB 890,000). The lease requires a one-time payment of $37,952 and an additional $5,828 as a security deposit paid in October 2014, monthly lease payments of approximately $5,000 from November 2014 to October 2015, with interest rate per annum of 8.7%. The ownership of the excavator will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

In September 2014, the Company entered into a lease agreement with a third party to lease a loader for eighteen months for approximately $55,000 (RMB 339,000). The lease requires a one-time payment of $17,758 and an additional $5,549 as a security deposit paid in October 2014, monthly lease payments of approximately $3,000 from November 2014 to April 2016, with interest rate per annum of 8.3%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

In September 2014, the Company entered into a lease agreement with a third party to lease a loader for eighteen months for approximately $55,000 (RMB 338,000). The lease requires a one-time payment of $17,706 and an additional $5,533 as a security deposit paid in October 2014, monthly lease payments of approximately $3,000 from November 2014 to April 2016, with interest rate per annum of 8.3%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

Transportation equipment under capital leases

In October 2012, the Company entered into a lease agreement with a third party to lease ten waste hauling trucks for two years for approximately of $673,000 (RMB 4,114,208), including $52,057 (RMB 318,000) as security deposits and $67,936 (RMB 415,000) for insurance. The lease also requires a one-time payment of $163,701 in April 2013 and monthly lease payments of approximately $26,000 originally from June 2013 to May 2015, with interest rate at 18.2% per annum. The ownership of the trucks has been transferred to the Company with an attached lien that will be removed if there is no default of the lease payments at the end of the extended lease term (see Note 12). As of June 30, 2015, approximately $334,000 of lease payments remained outstanding, which the Company expects to pay in full by the end of December 2015.

In November 2012, the Company entered into another lease agreement with a third party to lease ten waste hauling trucks for two years for approximately of $659,000 (RMB 4,027,225), including $52,057 (RMB 318,000) as security deposits and $56,968 (RMB 348,000) for insurance. The lease also requires a one-time payment of $163,704 on April 30, 2013, monthly lease payments of approximately $32,000 from July 2013 to June 2014, and monthly lease payments of approximately $16,000 originally from July 2014 to June 2015, with interest rate at 16.8 % per annum. The ownership of the trucks has been transfer to the Company with an attached lien that will be removed if there is no default of the lease payments at the end of the extended lease term (see Note 12). As of June 30, 2015, approximately $291,000 of lease payments remained outstanding, which the Company expects to pay in full by the end of December 2015.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2014, the Company entered into a memorandum of understanding to lease 100 waste hauling trucks with a third party for approximately $68,000 (RMB 418,000) per truck. In July 2014, the Company entered into a binding agreement with the same party to lease the first 30 trucks for two years for approximately $1,820,000 (RMB 11,115,000), or approximately $61,000 (RMB 370,500) per truck. The lease also requires a one-time payment of $383,058 (RMB 2,340,000) as security deposit paid in July 2014 and monthly lease payments of approximately $89,000 from August 2014 to July 2016, with interest rate at 15.6% per annum. The Company has an option to purchase the vehicles for $491 if there is no default of the lease payments at the end of the lease term (see Note 12). For the remaining 70 trucks, the Company plans to enter into another binding agreement with the same third party in October 2015.

The Company recognized approximately $297,000 and $200,000 of interest expense related to the above capital lease equipment for the years ended June 30, 2015 and 2014, respectively.

The Company recognized approximately $693,000 and $320,000 of depreciation expense related to the above capital lease equipment for the years ended June 30, 2015 and 2014, respectively.

The carrying value of leased assets under capital leases consists of the following for the years indicated:

	June 30, 2015	June 30, 2014
Machinery and equipment	$1,883,535	$1,406,278
Transportation equipment	2,923,262	1,095,645
Subtotal	4,806,797	2,501,923
Less: accumulated depreciation	(1,036,884)	(337,598)
Total	$3,769,913	$2,164,325

Note 8 – Prepayments

Prepayments consisted of the following for the years indicated:

	June 30, 2015	June 30, 2014
Prepayment for equipment purchase	$21,281	$589,875
Prepayment for construction (a)	3,637,467	4,803,303
Prepayment for land use right	-	378,503
Total non-current	$3,658,748	$5,771,681

(a)	Prepayments for construction are advances made in connection with the construction of Yulong Renewable’s waste recycling plant and brick production plant (see Note 7).

Note 9 – Intangibles, net

Intangible assets consisted of the following for the years indicated:

	June 30, 2015	June 30, 2014
Land use rights under capital lease	$5,267,495	$2,746,232
Less: accumulated amortization	(354,119)	(296,473)
Total	$4,913,376	$2,449,759

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Land use rights under capital leases

All land in the PRC is state-owned, but the government can grant “land use rights”. The Company acquired three land use rights in 2007, 2009 and 2015 for a total of $4,974,614 (RMB 30,388,600) and incurred $292,881 (RMB 1,789,135) of associated costs. The Company has not completed the ownership transfer registration for such rights. Pursuant to supplement land usage reimbursement agreements between Yulong Bricks and the Villagers’ Committee of Xiwuzhuang Village dated February 12, 2014, between Yulong Concrete and the Villagers’ Committee of Gaozhuang Village dated February 12, 2014, and between Yulong Renewable and the Villagers’ Committee of Lvzhuang Village dated September 6, 2015, the purchase price may be accounted for as lease expenses over 50 years, which will expire in December 2058 with respect to Yulong Bricks and Yulong Concrete, and in March 2065 with respect to Yulong Renewable, until the Company can complete such registration.

Amortization expense for the years ended June 30, 2015 and 2014 amounted to $55,186 and $55,152, respectively.

The estimated amortization expenses for each of the five succeeding years is as follows:

Year ending June 30,	Estimated amortization expense

2016	$104,962
2017	104,962
2018	104,962
2019	104,962
2020	104,962
Thereafter	4,388,566
Total	$4,913,376

Note 10 – Short-term loans

Short-term loans represented amounts due to various banks, normally due within one year. The principal of the loans are due at maturity but can be renewed at the bank’s option. Interest is due monthly.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short term loans due to banks consisted of the following as of the years indicated:

Due to banks

	June 30, 2015	June 30, 2014

Loan from Pingdingshan Bank, matured in April 2014. Interest rate of 12.0% per annum. Guaranteed by Yulong Bricks. The Company fully repaid the loan on April 29, 2014, and entered into a new agreement to borrow $617,500, which was due in April 2015, with annual interest of 12%, and guaranteed by Yulong Bricks and a third party. The Company repaid $257,360 in April 2015 and obtained the Bank’s approval to extend the remaining $360,140 until April 2016. Interest rate is 11.5% per annum. Guaranteed by Yulong Bricks, the executive director of Yulong Bricks, a third party, the Company founder and his relatives.	$360,140	$617,500

Loan from Pingdingshan Rural Credit Cooperative Union, originally matured in June 2014. Interest rate of 12.1% per annum. Guaranteed by the founder, his relative, Yulong Industry Company, a related party, and Yulong Bricks. Due date extended to June 2015, with interest rate of 12.1% annually. The Company repaid the loan in July 2015 with a new loan of the same amount which will be due in July 2016, with interest rate of 12.1% per annum. Guaranteed by Yulong Bricks, Yulong Renewable, the founder and a company that he owns.	2,373,650	2,356,250

Loan from Pingdingshan Bank, matured in August 2014. Interest rate of 10.8% per annum. Guaranteed by Yulong Transport and Yulong Concrete. This loan was fully repaid on August 11, 2014.	-	812,500

Loan from Pingdingshan Bank, matured in January 2015. Interest rate of 10.8% per annum. Guaranteed by a third party. The Company repaid $75,850 in January 2015 and extended the remaining $736,650, which matured in July 2015, with interest rate of 10.8% per annum. The Company repaid the loan in August 2015 with a new loan of the same amount which matures in August 2016. Interest rate is 8.73% per annum.	736,650	812,500

Loan from Pingdingshan Bank, matured in March 2015. Interest rate of 10.8% per annum. Guaranteed by Yulong Concrete and Yulong Renewable. The Company has repaid the loan in full.	-	731,250

Loan from Pingdingshan Rural Credit Cooperative Union, matured in May 2015. Interest rate of 12.1% per annum. Guaranteed by Yulong Bricks, Yulong Transport and three relatives of the founder. The Company repaid $59,600 in May and obtained approval from the Union to extend the remaining balance through May 2016, with interest rate of 12.1% per annum. Guaranteed by Yulong Bricks, Yulong Concrete and the founder.	736,650	796,250

Loan from Pingdingshan Rural Credit Cooperative Union, matured in December 2014. Interest rate of 12.6% per annum. Guaranteed by Yulong Transport, a third party, the founder and his relative. This loan was fully repaid in December 2014.	-	1,625,000

Loan from Pingdingshan Bank, matured in August 2015. Interest rate of 10.8% per annum. Guaranteed by Yulong Concrete, Yulong Transport, Yulong Renewable, the executive director of Yulong Bricks, the founder and his relatives.	818,500	-

Loan from Pingdingshan Rural Credit Cooperative Union, matures in December 2015. Interest rate of 12.6% per annum. Guaranteed by Yulong Transport, a third party, the founder and the executive director of Yulong Bricks.	1,637,000	-

Loan from Pingdingshan Bank, matures in March 2016. Interest rate is 10.2% per annum. Guaranteed by Yulong Concrete, Yulong Renewable, the executive director of Yulong Bricks, the founder and his relative.	654,800	-

Loan from China Construction Bank, matures in June 2016. Interest rate is 6.1% per annum. Guaranteed by Yulong Concrete and a third party.	654,800	-

Total short-term loans - bank	$7,972,190	$7,751,250

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense on debts for the years ended June 30, 2015 and 2014 amounted to $1,000,326 and $983,191, respectively. No interest expense has been capitalized into construction-in-progress due to all borrowings were for working capital purposes.

Note 11 – Related party transactions

Other receivables - related parties

Other receivables - related parties are those nontrade receivables arising from transactions between the Company and certain related parties, such as loans and employee advances to such related parties. The loans and employee advances are unsecured, non-interest bearing and due on demand.

Other receivables - related parties consisted of the following for the years indicated:

Name of related parties	Relationship	Nature of transactions	June 30, 2015	June 30, 2014

Liping Zhai	Relative of founder and member of management	Employee advance for travel and business expenses	$-	$3,148
Henan Juhe Industrial Co., Ltd. (1)	Owned by founder	Loan to founder's entity for funding business development activities	-	933,460
Total			$-	$936,608

Other payables - related parties

Other payables – related parties are nontrade payables arising from transactions between the Company and certain related parties, such as loans from such related parties. The loans are unsecured and non-interest bearing. Current payables are due on demand.

On June 30, 2014, the Company reclassified $9,801,110 of such other payables from current payables to non-current payables, as the related parties agreed not to require repayment before December 31, 2015. During the year ended June 30, 2015, however, the Company repaid approximately $6.5 million to its founder (including a $912,240 non-cash transaction discussed under “non-cash transactions-related parties” below) after consulting with him regarding his cash needs and after determining that the Company had sufficient cash on hand.

The Company’s founder who is also its chief executive officer and majority shareholder has agreed to support the Company financially on an as needed basis, as he has done in the past.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other payables - related parties consisted of the following:

Name of related parties	Relationship	Nature of transactions	June 30, 2015	June 30, 2014

Yulong Zhu (1)	Founder	Loan from founder for operating cash flows	$2,342,541	$9,418,968
Henan Yuliang Hotel Co., Ltd.	Owned by founder	Loan from founder's entity for operating cash flows	21,281	182,000
Lei Zhu (2)	Relative of founder	Loan from relative of founder for operating cash flow	220,282	381,167
Hu Zhu	Relative of founder	Loan from relative of founder for operating cash flow	-	975
Total			2,584,104	9,983,110
Total other payables - related parties - current			(2,584,104)	(182,000)
Total other payables - related parties - non-current			$-	$9,801,110

(1)	Converted approximately $1.6 million into shares of the Company’s ordinary shares concurrently with the closing of the Company’s initial public offering of its ordinary shares on July 1, 2015 (the “IPO”), at the initial public price per share of $6.25 (the “IPO Price”).

(2)	Fully converted into shares of the Company’s ordinary shares concurrently with the closing of the IPO at the IPO Price.

Non-cash transactions-related parties

For the year ended June 30, 2015, Henan Juhe Industrial Co., Ltd. (“Juhe Industrial”) deposited $912,240 that it owed Yulong Transport into a bank account of the Company’s founder, which was offset against amount owed by the Company to him. The effect of such related party non-cash transactions on cash flow are as follows:

Other receivables-related party movement:

Name of related parties	June 30, 2014	Repayments from related parties	Non-cash items (1)	Effective of exchange rate	June 30, 2015

Liping Zhai	3,148	(3,155)	-	7	-
Juhe Industrial	933,460	(23,518)	(912,240)	2,298	-
Total	$936,608	$(26,673)	$(912,240)	$2,305	$-

(1)	See non-cash items in the accompanying consolidated statements of cash flows.

There was no non-cash transaction between related parties for the year ended June 30, 2014.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Capital lease obligations

Capital lease obligations consisted of the following:

	June 30, 2015	June 30, 2014

Lease obligations for two special-order machines expired December 2014, lease payment at $33,067 per month with interest at 15.3% per annum. The Company used deposit of $32,740 as part of the last payment and paid off the remaining balance in April 2015.	$-	$636,562
Lease obligations for ten waste hauling trucks expired May 2015, lease payment at $26,331 per month with interest at 18.2% per annum. In May 2015, lessor verbally agreed to extend due date of unpaid balance to December 2015.	334,323	520,119
Lease obligations for ten waste hauling trucks expired June 2015, lease payment at $32,032 and $16,481 per month from July 2013 to June 2014 and from July 2014 to June 2015, respectively, with interest at 16.8% per annum. In June 2015, lessor verbally agreed to extend due date of unpaid balance to December 2015.	290,552	418,900
Lease obligations for a loading equipment expiring in November 2015, lease payment at $2,636 per month with interest at 8.5% per annum.	28,073	44,479
Lease obligations for a digging equipment expiring in May 2016, lease payment at $5,314 per month with interest at 8.8% per annum.	82,442	121,327
Lease obligations for thirty waste hauling trucks expiring in July 2016, lease payment at $89,061 per month with interest at 15.6% per annum.	1,673,890	-
Lease obligation for a loading equipment expiring in April 2016, lease payment at $2,636 per month with interest at 8.3% per annum.	43,107	-
Lease obligation for a loading equipment expiring April 2016, lease payment at $2,628 per month with interest at 8.3% per annum.	42,979	-
Lease obligation for a digging equipment expiring in October 2016, lease payment at $7,673 per month with interest at 8.7% per annum.	156,228	-
Lease obligation for a digging equipment expiring in October 2016, lease payment at $5,314 per month with interest at 8.7% per annum	108,204	-
Lease obligation for a land use right which the Company expects to pay in full by June 30, 2016.	2,109,864	-
Subtotal	4,869,662	1,741,387
Less: deferred interest	(115,627)	(62,534)
Capital lease obligations, net	4,754,035	1,678,853
Less: capital lease obligations - current	(4,615,083)	(1,610,492)
Capital lease obligations – non-current	$138,952	$68,361

As of June 30, 2015 and 2014, the Company has accrued interest of $179,264 and $57,313, respectively, in connection with the capital lease obligations, and were classified in the Company’s consolidated balance sheets under the caption “Other payables and accrued liabilities”. Interest expenses on capital lease obligations for the years ended June 30, 2015 and 2014 amounted to $296,776 and $200,389, respectively.

Future annual capital lease payments approximately consist of the following:

Twelve months ending June 30,	Amount
2016	$4,615,083
2017	138,952
Total	$4,754,035

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Taxes

Income taxes

Cayman Islands

Yulong Eco-Materials is incorporated in the Cayman Islands and conducts all of its business through its PRC subsidiary and VIEs. Under the current laws of the Cayman Islands, the Company is not subject to tax on income or capital gains. In addition, upon payments of dividends by these entities to their shareholders, no Cayman Islands withholding tax will be imposed.

British Virgin Islands

Yulong BVI is incorporated in the British Virgin Islands and conducts all of its businesses through its PRC subsidiary and VIEs. Under the current laws of the British Virgin Islands, Yulong BVI is not subject to tax on income or capital gains. In addition, upon payments of dividends by these entities to their shareholders, no British Virgin Islands withholding tax will be imposed.

Hong Kong

Yulong HK is incorporated in the British Virgin Islands and conducts all of its businesses through its PRC subsidiary and VIEs. Companies registered in Hong Kong are subject to Hong Kong Profits Tax on the taxable income as reported in their respective statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate is 16.5% in Hong Kong. The Company did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong since inception. Under Hong Kong tax law, Yulong HK is exempted from income tax on its foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

PRC

Yulong WFOE and the VIEs are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), Chinese enterprises are subject to income tax at a rate of 25% after appropriate tax adjustments.

Yulong Bricks utilizes recycled raw materials to produce bricks and is qualified for preferential income tax granted by the State Administration of Taxation: only 90% of revenue attributable to utilization of recycled materials counts for taxable revenue.

Under the EIT Laws, dividends paid by PRC enterprises out of profits earned post-2007 to non-PRC tax resident investors are subject to PRC withholding tax of 10%. A lower withholding tax rate may be applied based on applicable tax treaty with certain countries.

The EIT Laws also provide that enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC are considered PRC tax resident enterprises and subject to PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management” refers to an establishment that exercises, in substance, overall management and control over the production and business, personnel, accounting, properties, and other aspects of an enterprise. No detailed interpretation or guidance has been issued to define “place of effective management”. Furthermore, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear. If the Company is deemed as a PRC tax resident, it would be subject to PRC tax under the EIT Law. The Company has analyzed the applicability of this law, and for each of the periods presented, the Company has not accrued for PRC tax on such basis. The Company will continue to monitor changes in the interpretation and/or guidance of this law.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provision (benefit) for income taxes is comprised of the following:

	For the years ended June 30,
	2015	2014

Current	$3,226,780	$3,334,040
Deferred	(328,761)	(74,893)
Total provision for income taxes	$2,898,019	$3,259,147

The following table reconciles the statutory rates in China to the Company’s effective tax rate for the years ended June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014

China income tax rate	25.0%	25.0%
Effect of allowance for temporary differences	(2.9%)	0.0%
Effect of permanent differences	2.9%	(1.6%)
Effective income tax rates	25.0%	23.4%

Deferred taxes

Significant components of deferred tax assets and liabilities were as follows:

	June 30, 2015	June 30, 2014

Deferred tax assets
Non-current
Startup cost	218,861	90,297
Plant and equipment	351,583	141,643
Intangible assets	(50,297)	(43,559)
Net operating loss carryforward in China	48,519	48,163
Total non-current deferred tax assets	568,666	236,544
Valuation allowance	(48,519)	(48,163)
Total non-current deferred tax assets, net	520,147	188,381
Total deferred tax assets	$520,147	$188,381

Uncertain tax positions

Aggregate undistributed earnings of Yulong WFOE and the VIEs that are available for distribution to the Company are approximately $23.1 million as of June 30, 2015. Such undistributed earnings are considered to be indefinitely reinvested, because the Company does not have any present plan to pay any cash dividends on its ordinary shares in the foreseeable future and intends to retain most of its available funds and any future earnings for use in the operation and expansion of its business. Accordingly, no deferred tax liability has been accrued for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to the Company as of June 30, 2015.

In addition, a deferred tax liability should be recorded for taxable temporary differences attributable to the excess of financial reporting amounts over tax basis amount in the PRC subsidiary. However, recognition is not required in situations where the tax law provides a means by which the reported amount of that investment can be recovered tax-free and the enterprise expects that it will ultimately use that means. The Company has not recorded any such deferred tax liability attributable to the undistributed earnings of its financial interest in the VIEs because it believes such excess earnings can be distributed in a manner that would not be subject to income tax.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no unrecognized tax benefits as of June 30, 2015 and 2014. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the years ended June 30, 2015 and 2014, the Company did not incur any interest and penalties.

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax (“VAT”) standard rates range from 13% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product.

Yulong Bricks’ products qualify for “specified building materials” under the PRC law of [2008] No. 156 and is therefore eligible for VAT tax exemption. Yulong Concrete’s products are mainly produced with cement and are eligible for a VAT at the rate of 6% of the gross sale prices under the PRC law of [2009] No. 9. Yulong Concrete’s VAT rate decreased to 3% starting in November 2014.

Taxes payable

Taxes payable consisted of the following:

	June 30, 2015	June 30, 2014

Income taxes payable	$983,767	$949,568
VAT taxes payable	102,077	146,472
Other taxes payable	12,249	17,577
Total	$1,098,093	$1,113,617

Note 14 – Equity

Restricted net assets

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by Yulong WFOE and the VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of Yulong WFOE and the VIEs.

Each of Yulong WFOE and the VIEs is required to set aside at least 10% of its after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, Yulong WFOE may allocate a portion of its after-tax profits based on PRC accounting standards to enterprise expansion fund and staff bonus and welfare fund at its discretion. Each of the VIEs may allocate a portion of its after-tax profits based on PRC accounting standards to a discretionary surplus fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends. Remittance of dividends by a wholly foreign-owned company out of China is subject to examination by the banks designated by SAFE.

As of June 30, 2015 and 2014, Yulong WFOE and the VIEs collectively appropriated $3,922,228 and $3,771,665 of retained earnings for their statutory reserves, respectively.

As a result of the foregoing restrictions, Yulong WFOE and the VIEs are restricted in their ability to transfer their net assets to the Company.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign exchange and other regulation in the PRC may further restrict Yulong WFOE and the VIEs from transferring funds to the Company in the form of dividends, loans and advances. As of June 30, 2015 and 2014, amounts restricted are the net assets of Yulong WFOE and the VIEs, which amounted to $47,875,838 and $37,762,853, respectively.

Dividends distribution

For the year ended June 30, 2013, Yulong Bricks and Yulong Concrete declared dividends totaling $23,105,193, and concurrently transferred the right to such dividends to their shareholders as authorized by Yulong WFOE pursuant to the Contractual Arrangements. In the future, Yulong WFOE does not intend to authorize any Yulong operating company to declare or distribute dividends to its shareholders. On December 31, 2014, Yulong Bricks and Yulong Concrete entered into agreements with their shareholders pursuant to which the shareholders agreed not to require payment of the declared dividends before December 31, 2016, but may require payment upon demand commencing December 31, 2016.

Stock split

On February 27, 2015, the Company’s board of directors approved a 4-for-5 reverse stock split of its ordinary shares. The reverse stock split was effected on March 3, 2015, pursuant to approval of the Company’s shareholders on such date. All share and per share amounts used herein and in the accompanying consolidated financial statements have been retroactively restated to reflect the reverse stock split.

Conversion in related party indebtedness

On February 27, 2015, five shareholders of the Yulong operating companies, including the Company’s founder, agreed to convert the RMB equivalent of $9,892,692 due to them in the aggregate from the Yulong operating companies into the Company’s ordinary shares concurrently with the closing of the IPO at the IPO Price.

Dividends payable consisted of the following:

Name of shareholders	June 30, 2015	June 30, 2014

Yulong Zhu	$3,462,665	$3,437,283
Hu Zhu	2,212,315	2,196,098
Guangjian Zhu	1,773,900	1,760,896
Yingtao Miao	545,245	541,248
Total dividends payable	$7,994,125	$7,935,525

Note 15 — Earnings per share

The basic and diluted earnings per share are as follows:

	For the year ended June 30, 2015	For the year ended June 30, 2014

Net income	$8,679,571	$10,692,174
Weighted average shares outstanding - Basic and Diluted	8,000,000	8,000,000
Earnings per share - Basic and Diluted	$1.08	$1.34

There were no potentially dilutive securities outstanding for the years ended June 30, 2015 and 2014.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Commitments and contingencies

Contingencies

From time to time, the Company is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the Company cannot predict the outcomes of these legal proceedings, the Company does not believe these actions, in the aggregate, will have a material adverse impact on our financial position, results of operations or liquidity. The Company is currently not a party to any material legal proceedings.

Guarantees

As of June 30, 2015, the Company guaranteed approximately $2.1 million in bank loans of unrelated third-parties as follows:

Name of parties being guaranteed	Guaranteed amount	Guarantee expiration date
Pingdingshan Yushi Automobile Accessory Sales Co., Ltd	$1,309,600	February 9, 2016
Pingdingshan Tiangangxing Material Co., Ltd (1)	818,500	August 5, 2015
Total	$2,128,100

(1)	The Company did not renew its guarantee after it expired on August 5, 2015.

The Company did not, however, accrue any liability in connection with such guarantees because the borrowers have been current in their repayment obligations and the Company has not experienced any losses from providing such guarantees. The Company has evaluated the guarantees and has concluded that the likelihood of it having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

Variable interest entity structure

In the opinion of management, (i) the corporate structure of the Company is in compliance with existing PRC laws and regulations; (ii) the Contractual Arrangements are valid and binding, and do not result in any violation of PRC laws or regulations currently in effect; and (iii) the business operations of Yulong WFOE and the VIEs are in compliance with existing PRC laws and regulations in all material respects.

However, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Accordingly, the Company cannot be assured that PRC regulatory authorities will not ultimately take a contrary view to the foregoing opinion of its management. If the current corporate structure of the Company or the Contractual Arrangements is found to be in violation of any existing or future PRC laws and regulations, the Company may be required to restructure its corporate structure and operations in the PRC to comply with changing and new PRC laws and regulations. In the opinion of management, the likelihood of loss in respect of the Company’s current corporate structure or the Contractual Arrangements is remote based on current facts and circumstances.

Note 17 – Segments

The Company follows ASC 280 – Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company’s chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being income from operations of the Yulong operating companies.

The Company’s operations currently include three business segments encompassing three different divisions. Such reportable divisions are consistent with the way the Company manages its business, with each division operating under separate management and producing discrete financial information. The accounting principles applied at the operating division level in determining income from operations is generally the same as those applied at the consolidated financial statement level.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The operation and products of the three divisions are as follow:

1.	Yulong Bricks: production and sales of fly-ash bricks;

2.	Yulong Concrete and Yulong Transport: production and sales of ready-mixed concrete; and

3.	Yulong Renewable: hauling and processing of construction waste, and production and sales of recycled aggregates and recycled bricks.

The following represents results of divisional operations for the following years ended June 30:

Revenues:	2015	2014
Yulong Bricks	$15,586,654	$14,956,906
Yulong Concrete and Yulong Transport	29,967,622	29,499,530
Yulong Renewable	676,108	-
Consolidated revenues	$46,230,384	$44,456,436

Gross profit:	2015	2014
Yulong Bricks	$9,446,895	$9,183,373
Yulong Concrete and Yulong Transport	7,084,582	7,769,602
Yulong Renewable	335,922	-
Consolidated gross profit	$16,867,399	$16,952,975

Income (loss) from operations:	2015	2014
Yulong Bricks	$9,112,875	$9,133,974
Yulong Concrete and Yulong Transport	6,042,286	6,964,743
Yulong Renewable	(1,190,220)	(482,275)
Subtotal	13,964,941	15,616,442
Yulong Eco-Materials	(1,106,489)	(399,974)
Consolidated income from operations	$12,858,452	$15,216,468

Net income (loss):	2015	2014
Yulong Bricks	$6,872,096	$6,840,465
Yulong Concrete and Yulong Transport	4,159,835	4,838,486
Yulong Renewable	(1,245,871)	(586,743)
Subtotal	9,786,060	11,092,208
Yulong Eco-Materials	(1,106,489)	(400,034)
Consolidated net income	$8,679,571	$10,692,174

Depreciation and amortization:	2015	2014
Yulong Bricks	$535,938	$534,563
Yulong Concrete and Yulong Transport	374,776	511,532
Yulong Renewable	841,937	342,314
Consolidated depreciation and amortization	$1,752,651	$1,388,409

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expenses:	2015	2014
Yulong Bricks	$513,819	$507,425
Yulong Concrete and Yulong Transport	486,507	475,385
Yulong Renewable	296,776	200,770
Consolidated interest expenses	$1,297,102	$1,183,580

Capital expenditures:	2015	2014
Yulong Bricks	$168,677	$37,955
Yulong Concrete and Yulong Transport	40,275	7,293
Yulong Renewable	1,816,214	905,248
Consolidated capital expenditures	$2,025,166	$950,496

The following represents assets of division as of June 30, 2015 and 2014:

Total Assets as of:	June 30, 2015	June 30, 2014
Yulong Bricks	$37,840,558	$31,876,516
Yulong Concrete and Yulong Transport	26,391,895	28,221,679
Yulong Renewable	40,638,270	32,732,574
Interdivision assets	(27,565,591)	(23,395,738)
Yulong Eco-Materials	293,333	120,299
Total Assets	$77,598,465	$69,555,330

Note 18 – Subsequent events

Initial Public Offering

On July 1, 2015, the Company completed the initial public offering of 2,250,000 shares of its ordinary shares for gross proceeds of $14,062,500 (the “IPO”), and less costs of approximately $3,156,000, for net proceeds of approximately $10,900,000.

In connection with the IPO, the Company:

•	granted an option to the underwriters to purchase up to 337,500 shares of ordinary shares, to cover over-allotments;

•	granted warrants to purchase up to 112,500 shares of ordinary shares in the aggregate, or 5% of the ordinary shares sold in the IPO, to the representative of its underwriters and an independent financial adviser for the IPO;

•	granted 26,400 shares of ordinary shares in the aggregate to its CFO and two non-executive board members; and

•	converted $9,959,613 in indebtedness to five shareholders, including its founder, into 1,593,538 shares of ordinary shares.

On a pro forma as adjusted basis, selected financial information of the consolidated financial statements are as follows –

Selected Consolidated Balance Sheet Data:	As of June 30, 2015	Offering	Warrant Liabilities	Stock Based Compensation	Debt Conversion	Pro Forma as Adjusted

Cash	$16,470,299	$10,906,156	$-	$-	$-	$27,376,455
Total current assets	$26,841,239	$11,510,156	$-	$40,000	$-	$38,391,395
Total assets	$77,598,465	$11,510,156	$-	$40,000	$-	$89,148,621
Total current liabilities	$30,807,152	$-	$475,380	$-	$(9,959,612)	$21,322,920
Total liabilities	$30,946,104	$-	$475,380	$-	$(9,959,612)	$21,461,872
Total shareholder's equity	$46,652,361	$11,510,156	$(475,380)	$40,000	$9,959,612	$67,686,749

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected Consolidated Statements of Comprehensive Income Data:	For the Years Ended June 30,	Pro Forma	Pro Forma
	2015	Adjustment	as Adjusted
Revenues
Bricks	$15,586,654	$-	$15,586,654
Concrete	29,967,622	-	29,967,622
Recycling	676,108	-	676,108
Total revenues	46,230,384	-	46,230,384
Cost of revenues
Bricks	6,139,759	-	6,139,759
Concrete	22,883,040	-	22,883,040
Recycling	340,186	-	340,186
Total cost of revenues	29,362,985	-	29,362,985
Gross profit	16,867,399	-	16,867,399
Operating expenses:
Selling	634,390	-	634,390
General and administrative	3,374,557	125,000	3,499,557
Total operating expenses	4,008,947	125,000	4,133,947
Income from operations	12,858,452	(125,000)	12,733,452
Other expenses	(1,280,862)	-	(1,280,862)
Income before income tax	11,577,590	(125,000)	11,452,590
Provision for income tax	2,898,019	-	2,898,019
Net income	8,679,571	(125,000)	8,554,571
Other comprehensive income
Foreign currency translation adjustment	326,188	-	326,188
Comprehensive income	$9,005,759	$(125,000)	$8,880,759
Weighted average number of common shares
Basic and diluted	8,000,000	3,869,938 *	11,869,938
Earnings per share
Basic and diluted	$1.08		$0.72

*On July 1, 2015, the Company had an option and warrants exercisable into 450,000 shares of the Company's ordinary shares in aggregate. Such instruments were excluded from the pro forma diluted earnings per share calculation due to the anti-dilution feature on July 1, 2015.

Purchase of Mobile Recycling Stations

In July 2015, the Company entered into four purchase agreements to acquire four mobile recycling stations for approximately $6.0 million (RMB 36,400,000), and will finance these purchases through capital lease obligations.

YULONG ECO-MATERIALS LIMITED

SCHEDULE 1 - PARENT COMPANY BALANCE SHEETS

(UNAUDITED)

	June 30,	June 30,
ASSETS	2015	2014
CURRENT ASSETS
Cash and cash equivalents	$-	$120,299
Advances to suppliers	12,500	-
Prepaid expenses	280,833	-
Total current assets	293,333	120,299

OTHER ASSETS
Investment in subsidiaries	47,775,452	37,663,203
Total other assets	47,775,452	37,663,203

Total assets	$48,068,785	$37,783,502

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Other payables and accrued liabilities	$1,106,189	$136,900
Other payables - related parties	310,235	-
Total current liabilities	1,416,424	136,900

Total liabilities	$1,416,424	$136,900

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.00125 par value, 100,000,000 shares authorized, 8,000,000 shares issued and outstanding	10,000	10,000
Subscription receivable	(10,000)	(10,000)
Additional paid-in capital	19,011,464	19,011,464
Statutory reserves	3,922,228	3,771,665
Retained earnings	21,211,829	12,682,821
Accumulated other comprehensive income	2,506,840	2,180,652
Total Yulong Eco-Materials Limited's equity	46,652,361	37,646,602

Total liabilities and equity	$48,068,785	$37,783,502

The accompanying notes are an integral part of the unaudited schedule 1.

YULONG ECO-MATERIALS LIMITED

 SCHEDULE 1 - PARENT COMPANY STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Years Ended June 30,
	2015	2014
OPERATING EXPENSES
General and administrative	$(1,106,489)	$(399,974)
Total operating expenses	(1,106,489)	(399,974)

OTHER INCOME (EXPENSE)
Other finance expense	-	(60)
Total other expense, net	-	(60)

EQUITY INCOME OF SUBSIDIARIES	9,786,060	11,092,208

NET INCOME	8,679,571	10,692,174
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	326,188	94,109
COMPREHENSIVE INCOME	$9,005,759	$10,786,283

The accompanying notes are an integral part of the unaudited schedule 1.

YULONG ECO-MATERIALS LIMITED

 SCHEDULE 1 - PARENT COMPANY STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Years Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,679,571	$10,692,174
Adjustments to reconcile net income to cash used in operating activities:
Income from subsidiaries	(9,786,060)	(11,092,208)
Change in operating assets and liabilities
Advances to suppliers	(12,500)	-
Prepaid expense	(280,833)	1,959
Other payables and accrued liabilities	969,288	136,901
Net cash used in operating activities	(430,534)	(261,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	310,235	-
Net cash provided by financing activities	310,235	-

CHANGES IN CASH AND CASH EQUIVALENTS	(120,299)	(261,174)

CASH AND CASH EQUIVALENTS, beginning of year	120,299	381,473

CASH AND CASH EQUIVALENTS, end of year	$-	$120,299

The accompanying notes are an integral part of the unaudited schedule 1.

YULONG ECO-MATERIALS LIMITED

NOTES TO UNAUDITED SCHEDULE 1

Note 1 – Basis of presentation

The parent company only financial statements should be read in conjunction with the Company’s consolidated financial statements.

For the parent company only financial information, the Company records its investment in its subsidiaries/VIEs under the equity method of accounting as prescribed in ASC 323-10, Investments-Equity Method and Joint Ventures: Overall. Such investment is presented on the balance sheets as “Investment in subsidiaries” and share of their income as “Equity income of subsidiaries” on the statements of income and comprehensive income.

Note 2 – Restricted net assets

Schedule I of Article 5-04 of Regulation S-X requires the financial information of registrant shall be filed when the restricted net assets of consolidated subsidiaries/VIEs exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries/VIEs shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries/VIEs (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party (i.e., lender, regulatory agency, foreign government, etc.).

The parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries/VIEs of the Company exceed 25% of the consolidated net assets of the Company. The ability of the Company’s Chinese operating affiliates to pay dividends may be restricted due to Chinese foreign exchange control policies and the availability of cash balances of the Chinese operating subsidiaries/VIEs. Because a significant portion of the Company’s operations are conducted and revenues generated in China, a significant portion of its revenues being earned and currency received are denominated in Renminbi (RMB). Because RMB is subject to China’s exchange control regulations, including restrictions on converting RMB into US Dollars, the Company may be unable to distribute any dividends outside of China.

Note 3 – Equity

For the year ended June 30, 2013, the Company’s VIEs, Yulong Bricks and Yulong Concrete, declared dividend distribution in the amount $23,105,193 and simultaneously transferred the dividend rights to the shareholders of the VIEs, which were authorized by Yulong WFOE. Pursuant to the amendment to the exclusive consulting services and operating agreement, without Yulong WFOE’s prior written consent, the VIEs may not declare or pay any dividend (excepting dividend already declared prior to such amendment), or return any capital, to the shareholders of the VIEs, or authorize or make any other distribution, payment or delivery of property or cash to the shareholders as such, or redeem, retire, purchase or otherwise acquire, directly or indirectly, for consideration, any share of any class of its capital stock now or hereafter outstanding (or any option or warrant issued by the VIEs with respect to its capital stock), or set aside any fund for any of the foregoing purposes. Other than authorizing the aforementioned dividend distribution, Yulong WFOE did not and does not intend to authorize any additional dividend to the shareholders of the VIEs.

Note 4 – Subsequent events

On July 1, 2015, the Company completed the initial public offering of 2,250,000 shares of its ordinary shares for gross proceeds of $14,062,500 (the “IPO”).

In connection with the IPO, the Company:

●	granted an option to the underwriters to purchase up to 337,500 shares of ordinary shares, to cover over-allotments;

●	granted warrants to purchase up to 112,500 shares of ordinary shares in the aggregate, or 5% of the ordinary shares sold in the IPO, to the representative of its underwriters and an independent financial adviser for the IPO;

●	granted 26,400 shares of ordinary shares in the aggregate to its CFO and two non-executive board members; and

●	converted $9,959,613 in indebtedness to five shareholders, including its founder, into 1,593,538 shares of ordinary shares.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure of Controls and Procedures

We, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of June 30, 2015. Our disclosure controls and procedures are designed: (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2015 due to the following material weaknesses in our internal control over financial reporting:

●	Inadequate U.S. GAAP expertise. The current accounting staff is inexperienced in applying U.S. GAAP standard as they are primarily engaged in ensuring compliance with PRC accounting and reporting requirement for our consolidated operating entities, and thus require substantial training. The current staff’s accounting skills and understanding as to how to fulfill the requirements of U.S. GAAP-based reporting, including subsidiary financial statements consolidation, are inadequate and resulted in a number of adjustments identified by our independent auditors during the audit.

●	Inadequate internal audit resources. While we have developed the scope of our internal audit function, it has not yet been fully implemented as we have not been able to hire sufficient qualified resources to do so. And due to limited availability of qualified resources in the geographical region where we operate, we may not be able to make sufficient hiring within a short period of time.

 Despite the existence of the material weaknesses discussed above, our management have concluded that the consolidated financial statements included in this Report present, in all material aspects, our financial position, results of operations, comprehensive income and cash flows for the periods presented, in conformity with U.S. GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of its internal control over financial reporting as of June 30, 2015. In making this assessment, management used the 2013 framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

As a result of such material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. We are currently not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only our management’s report in this Report.

Management Plan to Remediate Material Weaknesses

We have taken the following remediation actions that we believe will improve the effectiveness of our internal control over financial reporting:

●	engaged an outside professional consulting firm to supplement our efforts to improve our internal control over financial reporting;

●	initiated implementation of the 2013 COSO framework for internal controls, which formalized the principles embedded in the original framework more explicitly, incorporated business and operating environment changes over the past two decades, and improved the framework’s ease of use and application; and

●	initiated comprehensive program and development plan to provide ongoing company-wide trainings regarding internal control, with particular emphasis on our accounting staff.

Management believes the foregoing efforts should effectively remediate the material weaknesses described above.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Report and is incorporated by reference from our definitive proxy statement relating to our 2015 annual meeting of shareholders, pursuant to Regulation 14A of the Exchange, also referred to in this Report as our 2015 Proxy Statement, which we expect to file with the SEC within 120 days of the fiscal year ended June 30, 2015.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation will be included in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management will be included in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services will be included in our 2015 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are included in this Report:

(1)	The items listed on the Index to Consolidated Financial Statements on page 48 are filed as part of this Report.

(2)	Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Report are listed in the Exhibit Index immediately following the signature page of this Report and are incorporated herein. We have identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Report in response to Item 15(a) (3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YULONG ECO-MATERIALS LIMITED (Registrant)

Date: September 28, 2015	By:	/s/ Yulong Zhu
Yulong Zhu Chief Executive Officer

Date: September 28, 2015	By:	/s/ Zan Wu
Zan Wu Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yulong Zhu	Chief Executive Officer / Director	September 28, 2015
Yulong Zhu

/s/ Zan Wu	Chief Financial Officer	September 28, 2015
Zan Wu

/s/ Guoping Li	Director	September 28, 2015
Guoping Li

/s/ Hong Jiang	Director	September 28, 2015
Hong Jiang

/s/ Alice Io Wai Wu	Director	September 28, 2015
Alice Io Wai Wu

/s/ Michael W. Harlan	Director	September 28, 2015
Michael W. Harlan

Exhibit Index
Exhibit Number		Description of Document
3.2	(1)	Memorandum and Articles of Association of the registrant
4.1	(1)	Registrant’s Specimen Certificate for Ordinary Shares
4.2	(1)	Registration Rights Agreement between the registrant and other parties therein dated as of May 11, 2011
4.3	(1)	Registration Rights Agreement between the registrant and other parties therein dated as of May 16, 2011
10.1(a)		Exclusive Consulting and Operating Agreement, dated as of September 2, 2011, among Yulong WFOE, Yulong Bricks and the shareholders of Yulong Bricks
10.1(b)	(1)	Amendment to Exclusive Consulting and Operating Agreement, dated as of April 21, 2014, among Yulong WFOE, Yulong Bricks and the shareholders of Yulong Bricks
10.2(a)	(1)	Equity Pledge Agreement, dated as of September 2, 2011, among Yulong WFOE and the shareholders of Yulong Bricks
10.2(b)	(1)	Amendment to Equity Pledge Agreement, dated as of April 21, 2014, among Yulong WFOE and the shareholders of Yulong Bricks
10.3(a)	(1)	Option Agreement, dated as of September 2, 2011, among Yulong HK and the shareholders of Yulong Bricks
10.3(b)	(1)	Amendment to Option Agreement, dated as of April 21, 2014, among Yulong HK, Yulong WFOE and the shareholders of Yulong Bricks
10.4(a)	(1)	Voting Rights Proxy and Financial Supporting Agreement, dated as of September 2, 2011,among Yulong HK and the shareholders of Yulong Bricks
10.4(b)	(1)	Amendment to Voting Rights Proxy and Financial Supporting Agreement, dated as of April 21, 2014, among Yulong HK, Yulong WFOE and the shareholders of Yulong Bricks
10.5(a)	(1)	Exclusive Consulting and Operating Agreement, dated as of September 2, 2011, among Yulong WFOE, Yulong Concrete and the shareholders of Yulong Concrete
10.5(b)	(1)	Amendment to Exclusive Consulting and Operating Agreement, dated as of April 21, 2014, among Yulong WFOE, Yulong Concrete and the shareholders of Yulong Concrete
10.6(a)	(1)	Equity Pledge Agreement, dated as of September 2, 2011, among Yulong WFOE and the shareholders of Yulong Concrete
10.6(b)	(1)	Amendment to Equity Pledge Agreement, dated as of April 21, 2014, among Yulong WFOE and the shareholders of Yulong Concrete

10.7(a)	(1)	Option Agreement, dated as of September 2, 2011, among Yulong HK and the shareholders of Yulong Concrete
10.7(b)	(1)	Amendment to Option Agreement, dated as of April 21, 2014, among Yulong HK, Yulong WFOE and the shareholders of Yulong Concrete
10.8(a)	(1)	Voting Rights Proxy and Financial Supporting Agreement, dated as of September 2, 2011,among Yulong HK and the shareholders of Yulong Concrete
10.8(b)	(1)	Amendment to Voting Rights Proxy and Financial Supporting Agreement, dated as of April 21, 2014, among Yulong HK, Yulong WFOE and the shareholders of Yulong Concrete
10.9(a)	(1)	Exclusive Consulting and Operating Agreement, dated as of September 2, 2011, among Yulong WFOE, Yulong Transport and the shareholders of Yulong Transport
10.9(b)	(1)	Amendment to Exclusive Consulting and Operating Agreement, dated as of April 21, 2014, among Yulong WFOE, Yulong Transport and the shareholders of Yulong Transport
10.10	(1)	Equity Pledge Agreement, dated as of September 2, 2011, among Yulong WFOE and the shareholders of Yulong Transport
10.11(a)	(1)	Option Agreement, dated as of September 2, 2011, among Yulong HK and the shareholders of Yulong Transport
10.11(b)	(1)	Amendment to Option Agreement, dated as of April 21, 2014, among Yulong HK, Yulong WFOE and the shareholders of Yulong Transport
10.12(a)	(1)	Voting Rights Proxy and Financial Supporting Agreement, dated as of September 2, 2011,among Yulong HK and the shareholders of Yulong Transport
10.12(b)	(1)	Amendment to Voting Rights Proxy and Financial Supporting Agreement, dated as of April 21, 2014, among Yulong HK, Yulong WFOE and the shareholders of Yulong Transport
10.13(a)	(1)	Exclusive Consulting and Operating Agreement, dated as of September 2, 2011, among Yulong WFOE, Yulong Renewable and the shareholders of Yulong Renewable
10.13(b)	(1)	Amendment to Exclusive Consulting and Operating Agreement, dated as of April 21, 2014, among Yulong WFOE, Yulong Renewable and the shareholders of Yulong Renewable
10.13(c)	*	Amendment to Exclusive Consulting and Operating Agreement, dated as of June 24, 2014, among Yulong WFOE, Yulong Renewable and the shareholders of Yulong Renewable
10.14(a)	(1)	Equity Pledge Agreement, dated as of September 2, 2011, among Yulong WFOE and the shareholders of Yulong Renewable
10.14(b)	(1)	Amendment to Equity Pledge Agreement, dated as of April 21, 2014, among Yulong WFOE and the shareholders of Yulong Renewable
10.14(c)	*	Amendment to Equity Pledge Agreement, dated as of June 24, 2014, among Yulong WFOE and the shareholders of Yulong Renewable
10.15(a)	(1)	Option Agreement, dated as of September 2, 2011, among Yulong HK and the shareholders of Yulong Renewable
10.15(b)	(1)	Amendment to Option Agreement, dated as of April 21, 2014, among Yulong HK, Yulong WFOE and the shareholders of Yulong Renewable
10.15(c)	*	Amendment to Option Agreement, dated as of June 24, 2015, among Yulong HK, Yulong WFOE and the shareholders of Yulong Renewable
10.16(a)	(1)	Voting Rights Proxy and Financial Supporting Agreement, dated as of September 2, 2011,among Yulong HK and the shareholders of Yulong Renewable
10.16(b)	(1)	Amendment to Voting Rights Proxy and Financial Supporting Agreement, dated as of April 21, 2014, among Yulong HK, Yulong WFOE and the shareholders of Yulong Renewable
10.16(c)	*	Amendment to Voting Rights Proxy and Financial Supporting Agreement, dated as of June 24, 2015, among Yulong HK, Yulong WFOE and the shareholders of Yulong Renewable
10.17(a)	(1)	English translation of Land Compensation Agreement dated January 15, 2007
10.17(b)	(1)	English translation of Land Compensation/Lease Agreement dated February 12, 2014
10.18(a)	(1)	English translation of Land Compensation Agreement dated January 8, 2009
10.18(b)	(1)	English translation of Land Compensation/Lease Agreement dated February 12, 2014
10.19(a)	(1)	English translation of Land Compensation Agreement dated June 6, 2012
10.19(b)	*	English translation of Land Compensation/Lease Agreement executed on September 6, 2015
10.20(a)	(1)†	Employment Agreement between the registrant and Zan Wu dated July 28, 2014
10.20(b)	(1)†	Restricted Stock Award Agreement between the registrant and Zan Wu dated January 27, 2015
10.21	(1)†	Employment Agreement between the registrant and Yulong Zhu dated January 27, 2015
10.22	*	English translation of Product Processing Agreement between Yulong Bricks and Zhongping Nenghua Group Hongrui New Construction Materials Co., Ltd., dated February 25, 2015
10.23	(1)	English translation of Product Processing Agreement between Yulong Concrete and Pingdingshan Chaoqiang Concrete Co., Ltd., dated December 17, 2012
10.24(a)	(1)	English translation of Agreement between Yingtao Miao and Yulong Concrete dated June 30, 2013
10.24(b)	(1)	English translation of Agreement between Yingtao Miao and Yulong Concrete dated December 31, 2014

10.25(a)	(1)	English translation of Agreement between Guangjian Zhu and Yulong Concrete dated June 30, 2013
10.25(b)	(1)	English translation of Agreement between Guangjian Zhu and Yulong Concrete dated December 31, 2014
10.26(a)	(1)	English translation of Agreement between Hu Zhu and Yulong Bricks dated June 30, 2013
10.26(b)	(1)	English translation of Agreement between Hu Zhu and Yulong Bricks dated December 31, 2014
10.27(a)	(1)	English translation of Agreement between Lei Zhu and Yulong Transport dated June 30, 2013
10.27(b)	(1)	English translation of Agreement between Lei Zhu and Yulong Concrete dated June 30, 2013
10.27(c)	(1)	English translation of Agreement between Lei Zhu and Yulong Renewable dated June 30, 2013
10.28(a)	(1)	English translation of Agreement between Yulong Zhu and Yulong Bricks dated June 30, 2013
10.28(b)	(1)	English translation of Agreement between Yulong Zhu and Yulong Bricks dated December 31, 2014
10.28(c)	(1)	English translation of Agreement between Yulong Zhu and Yulong Concrete dated June 30, 2013
10.28(d)	(1)	English translation of Agreement between Yulong Zhu and Yulong Renewable dated June 30, 2013
10.29	(1)	Form of Lock-up Agreement
10.30(a)	(1)†	Director Offer Letter of the Registrant to Alice Io Wai Wu dated January 15, 2015
10.30(b)	(1)†	Amended and Restated Offer Letter of the Registrant to Alice Io Wai Wu dated February 27, 2015
10.31(a)	(1)†	Director Offer Letter of the Registrant to Michael W. Harlan dated February 27, 2015
10.31(b)	(1)†	Indemnification Agreement between the Registrant and Michael W. Harlan dated February 27, 2015
10.32	(1)	English translation of Commitment of Yulong Zhu dated February 5, 2015.
10.33	(1)	Indebtedness Conversion Agreement between the Registrant and Yingtao Miao, Guangjian Zhu, Hu Zhu, Lei Zhu and Yulong Zhu, dated as of February 27, 2015
10.34	(1)	English translation of Municipal Construction Wastes Disposal and Renewable Use Treatment Special Management Agreement between Yulong Renewable and Pingdingshan Housing and Urban-Rural Development Bureau, dated September 13, 2012
10.35(a)	(1)	English translation of Special Operating License granted by Pingdingshan Construction Wastes Management Office to Yulong Renewable, dated October 15, 2012
10.35(b)	(1)	English translation of Construction Wastes Disposal Qualification License granted by Pingdingshan Construction Wastes Management Office to Yulong Renewable, dated October 15, 2012
10.36	(1)	Escrow Agreement for Indemnification Fund
21	(1)	Subsidiaries of the registrant
31.1	*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer
31.2	*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer
32.1	*	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer
32.2	*	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer
99.1	(1)	Silent Shareholder Investment Agreement between Yulong Zhu and the shareholders of Yulong Transports, dated July 10, 2009
99.2	(1)	Silent Shareholder Investment Agreement between Yulong Zhu and the shareholders of Yulong Concrete, dated September 3, 2012
99.3	(1)	Silent Shareholder Investment Agreement between Yulong Zhu and the shareholders of Yulong Bricks, dated March 6, 2013
99.4	(1)	Silent Shareholder Investment Agreement between Yulong Zhu and the shareholders of Yulong Renewable, dated August 14, 2013
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Agreement with management.
(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, as amended, file no. 333-201170, originally filed with the Securities and Exchange Commission on December 19, 2014.

