Form 10-Q
period 2015-09-30
Yulong Eco-Materials Ltd
filed 2015-11-12
CIK 1607741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to _____________________

Commission File Number: 001-37459

YULONG ECO-MATERIALS LIMITED
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Eastern End of Xiwuzhuang Village Jiaodian Town, Xinhua Area Pingdingshan, Henan Province People’s Republic of China
(Address of principal executive offices)	(Zip Code)

+86-375-8888988

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of November 4, 2015, the registrant had 11,869,938 shares of ordinary shares outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements contained in this report, other than statements of historical facts, that address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect,” “project,” “may,” “might,” “will,” the negative forms thereof, and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. Actual results, performance or achievements may differ materially from those expressed or implied by forward-looking statements depending on a variety of important factors, including, but not limited to, weather, local, regional, national and global coke and coal price fluctuations, levels of coal and coke production in the region, the demand for raw materials such as iron and steel which require coke to produce, availability of financing and interest rates, competition, changes in, or failure to comply with, government regulations, costs, uncertainties and other effects of legal and other administrative proceedings, and other risks and uncertainties. Such risks and uncertainties are described in greater details in the “Risk Factors” section beginning on page 20 of the registrant’s annual report on Form 10-K for the year ended June 30, 2015 filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2015 (the “Annual Report”).

Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the registrant’s business operations. The registrant is not undertaking to update or revise any forward-looking statement, whether as a result of new information, future events or circumstances or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2015	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,324,137	$16,470,299
Accounts receivable	8,826,905	9,329,495
Deposits and other receivables	731,455	286,153
Inventories	495,636	364,254
Advances to suppliers	37,918	17,421
Prepaid expenses and other	386,724	373,617
Other receivables - related party	157,200	-
Total current assets	40,959,975	26,841,239

PLANT AND EQUIPMENT, net	39,991,110	41,267,655

OTHER ASSETS
Prepayments	3,392,483	3,658,748
Intangible assets, net	4,680,951	4,913,376
Deferred tax asset	555,567	520,147
Long-term deposit	617,676	397,300
Total other assets	9,246,677	9,489,571

Total assets	$90,197,762	$77,598,465
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short term loan - bank	$7,498,440	$7,972,190
Accounts payable, trade	2,505,550	1,726,158
Other payables and accrued liabilities	4,951,751	4,817,399
Other payables - related parties	276,024	2,584,104
Customer deposits	1,572	-
Taxes payable	1,837,611	1,098,093
Capital lease obligation-current portion	4,246,319	4,615,083
Dividends payable	-	7,994,125
Warrant liabilities	127,181	-
Total current liabilities	21,444,448	30,807,152

LONG TERM LIABILITIES
Capital lease obligation-net of current portion	12,382	138,952
Total long term liabilities	12,382	138,952

Total liabilities	21,456,830	30,946,104

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.00125 par value, 100,000,000 shares authorized, 11,869,938 and 8,000,000 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively	14,838	10,000
Subscription receivable	(10,000)	(10,000)
Additional paid-in capital	40,166,016	19,011,464
Statutory reserves	3,922,228	3,922,228
Retained earnings	24,792,512	21,211,829
Accumulated other comprehensive (loss) income	(144,662)	2,506,840
Total Yulong Eco-Materials Limited's equity	68,740,932	46,652,361

Total liabilities and equity	$90,197,762	$77,598,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,
	2015	2014
REVENUES
Bricks	$4,035,101	$4,176,234
Concrete	7,338,329	7,500,681
Recycling	1,977,438	-
TOTAL REVENUES	13,350,868	11,676,915

COST OF REVENUES
Bricks	1,785,624	1,632,440
Concrete	5,396,158	5,911,063
Recycling	723,325	-
TOTAL COST OF REVENUES	7,905,107	7,543,503

GROSS PROFIT	5,445,761	4,133,412

OPERATING EXPENSES:
Selling	144,648	195,958
General and administrative	778,625	606,574
Total operating expenses	923,273	802,532

INCOME FROM OPERATIONS	4,522,488	3,330,880

OTHER INCOME (EXPENSE), net
Interest income	19,903	16,931
Interest expense	(268,165)	(327,384)
Change in fair value of warrant liabilities	348,199	-
Foreign exchange transaction loss	(5,934)	-
Other finance expense	(16,510)	(311)
Other income (expense), net	49,334	(35,972)
Total other income (expense), net	126,827	(346,736)

INCOME BEFORE INCOME TAXES	4,649,315	2,984,144

PROVISION FOR INCOME TAXES	1,068,632	636,423

NET INCOME	3,580,683	2,347,721

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(2,651,502)	3,021

COMPREHENSIVE INCOME	$929,181	$2,350,742

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	11,869,938	8,000,000

EARNINGS PER SHARE
Basic and diluted	$0.30	$0.29

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,580,683	$2,347,721
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	568,014	359,111
Amortization	37,901	13,746
Deferred tax benefit	(56,930)	(129,096)
Change in fair value of warrant liabilities	(348,199)	-
Stock based compensation	135,000	-
Change in operating assets and liabilities
Accounts receivable	134,164	(1,280,292)
Deposits and other receivables	(694,173)	(322,586)
Inventories	(148,072)	54,340
Advances to suppliers	(21,199)	(18,212)
Prepaid expense and other	13,410	(73,456)
Other receivables - related party	(159,600)	-
Accounts payable, trade	860,878	1,303,029
Other payables and accrued liabilities	(506,997)	259,051
Other payables - related parties	75,000	-
Customer deposits	1,596	(45,391)
Taxes payable	795,076	(113,805)
Net cash provided by operating activities	4,266,552	2,354,160

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for equipment and construction in progress	(149,303)	(179,794)
Prepayments for construction-in-progress	(68,752)	(871,881)
Net cash used in investing activities	(218,055)	(1,051,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans - bank	5,027,400	1,541,850
Payments of short-term loan - bank	(5,187,000)	(908,880)
(Repayments to) proceeds from related parties	(204,924)	1,727,136
Principal payments on capital lease obligations	(311,248)	(334,687)
Net proceeds from issuance of IPO shares	11,510,157	-
Net cash provided by financing activities	10,834,385	2,025,419

EFFECT OF EXCHANGE RATE ON CASH	(1,029,044)	4,102

CHANGES IN CASH AND CASH EQUIVALENTS	13,853,838	3,332,006

CASH AND CASH EQUIVALENTS, beginning of period	16,470,299	19,732,770

CASH AND CASH EQUIVALENTS, end of period	$30,324,137	$23,064,776

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$833,464	$882,392
Cash paid for interest	$195,659	$346,354

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of construction-in-progress from prepayments-construction	$191,587	$2,721,690
Additions to plant and equipment, and construction-in-progress through other payables	$800,621	$558,819
Acquisition of machinery, equipment and intangible asset by capital leases	$-	$1,803,965
Conversion of shareholders’ debt to 1,593,538 ordinary shares	$9,959,613	$-
Issuance of ordinary shares for deferred compensation	$30,000	$-
Valuation of 112,500 warrants allocated to warrant liabilities from additional paid-in capital	$475,380	$-
Reclassification of payables for litigations from other payables - related parties	$205,908	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Nature of business and organization

Yulong Eco-Materials Limited (“Yulong Eco-Materials” or the “Company”) is a holding company incorporated on March 10, 2011, under the laws of the Cayman Islands. The Company has no substantive operations other than owning all of the outstanding share capital of China Xing De (BVI) Limited (“Yulong BVI”). In turn, Yulong BVI is a holding company that owns all of the outstanding share capital of China Xing De (Hong Kong) Limited (“Yulong HK”). Yulong HK is also a holding company that owns all of the outstanding equity capital of Zhengzhou Xing De Enterprise Management & Consulting Co., Ltd. (“Yulong WFOE”).

The Company is a vertically integrated manufacturer of eco-friendly building products. The Company operates principally from the city of Pingdingshan, Henan Province, in the People’s Republic of China (the “PRC” or “China”). The Company produces fly-ash bricks and ready-mixed concrete, and in April 2015, launched its construction waste management, or CWM, business which includes hauling and processing construction waste, and producing crushed construction waste or recycled aggregates, and bricks made from recycled aggregates, or recycled bricks. All of the Company’s business activities are carried out by domestic Chinese companies that the Company controls through contractual arrangements as follows: (1) Henan Jianyida Industrial Co., Ltd. (“Yulong Bricks”), which carries out the bricks business, (2) Pingdingshan Hengji Concrete Co., Ltd. (“Yulong Concrete”) and Pingdingshan Hengji Industrial Co., Ltd. (“Yulong Transport”), which carry out the concrete business, and (3) Pingdingshan Xulong Renewable Resource Co., Ltd. (“Yulong Renewable”), which carries out the CWM business. The contractual arrangements are comprised of a series of agreements entered into by each of these four companies and their shareholders, on the one hand, and Yulong WFOE on the other hand (see “Contractual Arrangements” and “Note 3 – Variable Interest Entities” below).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Voting Rights Proxy and Financial Supporting Agreements

Pursuant to the voting rights proxy and financial supporting agreement between the shareholders of each Yulong operating company and Yulong WFOE, such shareholders have given Yulong WFOE an irrevocable proxy to act on their behalf on all matters pertaining to such Yulong operating company and to exercise all of their rights as shareholders of such Yulong operating company, including the right to attend shareholders meeting, to exercise voting rights and to transfer all or a part of their equity interests in such Yulong operating company. In consideration of such granted rights, Yulong WFOE agrees to provide the necessary financial support to such Yulong operating company whether or not such Yulong operating company incurs loss, and agrees not to request repayment if such Yulong operating company is unable to do so. The agreement will terminate at the earlier of (i) the date on which all of the equity interests of such Yulong operating company have been transferred to Yulong WFOE or (ii) the unilateral termination by Yulong WFOE.

As a result of the foregoing contractual arrangements, which give Yulong WFOE effective control of the Yulong operating companies, obligate Yulong WFOE to absorb all of the risk of loss from their activities, and enable Yulong WFOE to receive all of their expected residual returns, the Company accounts for each Yulong operating company as a variable interest entity (“VIE”). Additionally, as the parent company of Yulong WFOE, the Company is considered the primary beneficiary of the Yulong operating companies. Accordingly, the Company consolidates the accounts of the Yulong operating companies for the three months ended September 30, 2015 and 2014, in accordance with Regulation S-X-3A-02 promulgated by the Securities Exchange Commission (“SEC”), and Accounting Standards Codification (“ASC”) 810-10, Consolidation.

The accompanying condensed consolidated financial statements reflect the activities of Yulong Eco-Materials and each of the following entities:

Name	Background		Ownership
Yulong BVI	●	A British Virgin Islands company	100%
	●	Incorporated on June 15, 2011
Yulong HK	●	A Hong Kong company	100%
	●	Incorporated on July 21, 2011
Yulong WFOE	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100%
	●	Incorporated on September 2, 2011
	●	Registered capital of $9,935,303 fully funded
Yulong Bricks	●	A PRC limited liability company	VIE by contractual
	●	Incorporated on September 20, 2006	arrangements
	●	Registered capital of $4,395,000 (RMB 30,000,000) fully funded
Yulong Concrete	●	A PRC limited liability company	VIE by contractual
	●	Incorporated on December 7, 2004	arrangements
	●	Registered capital of $2,830,000 (RMB 20,000,000) fully funded
Yulong Transport	●	A PRC limited liability company	VIE by contractual
	●	Incorporated on July 13, 2009	arrangements
	●	Registered capital of $1,465,464 (RMB 10,010,000) fully funded
Yulong Renewable	●	A PRC limited liability company	VIE by contractual
	●	Incorporated on August 16, 2011	arrangements
	●	Registered capital of $9,510,000 (RMB 60,000,000) fully funded

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended June 30, 2015, that was filed with the SEC on September 28, 2015

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company, its subsidiaries, and the VIEs. All intercompany transactions and balances between the Company, its subsidiaries and the VIEs are eliminated upon consolidation.

Use of estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and footnotes. Significant accounting estimates reflected in the condensed consolidated financial statements include the useful lives and impairment of property, plant and equipment, collectability of receivables, realization of deferred tax assets, inventory valuation, warrant valuation, and the present value of the net minimum lease payments of the capital lease. Actual results could differ from these estimates.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The Company’s Chinese subsidiary and the VIEs use the local currency, Renminbi (RMB), as their functional currency as determined based on the criteria of ASC 830, Foreign Currency Translation. Assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China (the “PBOC”) at the end of the period. Income and expense accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments included in accumulated other comprehensive income amounted to a loss of ($144,662) and income of $2,506,840 as of September 30 and June 30, 2015, respectively. The balance sheet amounts, with the exception of equity, at September 30 and June 30, 2015 were translated at 6.36 RMB and 6.11 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rate applied to statement of income and other comprehensive income accounts for the three months ended September 30, 2015 and 2014 was 6.27 RMB and 6.16 RMB. Cash flows are also translated at the average translation rate for the periods; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, demand deposits and time deposits placed with banks or other financial institutions which are unrestricted as to withdrawal and use and have original maturities of less than three months.

Accounts and other receivables

During the normal course of business, the Company extends unsecured credit to its customers and others. Management reviews its accounts and other receivables balances each reporting period to determine if an allowance for doubtful accounts is required. Customer accounts are considered past due over 90 days. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Bad debts are written off against the allowance after all collection efforts have ceased. The Company determined that no allowance is necessary at the balance sheet dates based on historical experience.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, it is not marked up subsequently based on changes in underlying facts and circumstances. As of September 30 and June 30, 2015, the Company determined that no reserves for obsolescence were necessary.

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

The Company accounts for all significant leases as either operating or capital. At lease inception, if the lease meets any of the following four criteria, the Company will classify it as a capital lease: (a) transfer of ownership to lessee at the end of the lease term, (b) bargain purchase option, (c) lease term is equal to 75% or more of the estimated economic life of the leased property, or (d) the present value of the minimum lease payments is 90% or more of the fair value of the leased asset. Otherwise, the lease will be treated as an operating lease.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the condensed consolidated statements of income and comprehensive income.  Construction-in-progress represents labor costs, materials, and capitalized interest incurred in connection with the construction. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred. No depreciation is provided for construction in progress until it is completed and placed into service. Expenditures for maintenance and repairs are charged to earnings as incurred while additions, renewals and betterments are capitalized.

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

Intangible assets with finite useful lives are amortized using a straight-line method of amortization that reflects the estimated pattern in which the economic benefits of the intangible asset are to be consumed. The original estimated useful life for the land use rights of the following Yulong operating companies is as follows:

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

Impairment for long-lived assets

Long-lived assets, including buildings and improvements, equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30 and June 30, 2015, management believes there was no impairment.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Values of Financial Instruments

ASC Topic 825, Financial Instruments (“Topic 825”), requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Topic 825 excludes certain financial instruments and all non-financial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015:

	Carrying value at September 30, 2015	Fair value measurement at September 30, 2015
		Level 1	Level 2	Level 3
Warrants liabilities	$127,181	$-	$-	$127,181

Based on the valuation methodology and observable inputs used in the valuation of warrant liability, it should be a level 2 fair value measurement at September 30, 2015. However, as the Company is a newly listed public reporting company and thus lacks historical volatility data, management concluded that level 3 fair valuation measurement is appropriate.

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using observable inputs as of September 30, 2015:

September 30, 2015
Beginning fair value	$-
Recognized fair value at issuance on July 1, 2015	475,380
Realized gain recorded in earnings	(348,199)
Ending fair value	$127,181

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

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Revenue from the CWM business includes sales of recycled aggregates and recycled bricks. Sales agreements are signed with each customer. Revenue is recognized similar to sales of concrete and bricks.

CWM revenue also includes hauling construction waste. The Company operates a fleet of trucks to haul the waste, consisting primarily of bricks and concrete, from construction and demolition sites. Revenue is recognized upon completion of hauling per truckload.

CWM revenue also includes processing construction waste at mobile recycling stations. Revenue is recognized either per cubic meter of waste processed or when processing at a jobsite is completed, depending on the contract terms.

The Company also provides transportation services for its concrete customers. Revenue is recognized upon delivery of the concrete. Transportation services revenue is immaterial to the Company’s consolidated revenues for the periods presented in the accompanying condensed consolidated financial statements.

Shipping and handling

Shipping and handling costs pertaining to raw material purchases are included in cost of revenue.

Shipping costs incurred in the delivery of products and depreciation expenses for transportation equipment (under Yulong Transport) are included in selling expense. Shipping costs amounted to $81,611 and $95,159 for the three months ended September 30, 2015 and 2014, respectively. Depreciation expense amounted to $37,219 and $65,485 for the three months ended September 30, 2015 and 2014, respectively.

Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. As of September 30 and June 30, 2015, $29,876,110 and $16,393,414 were deposited with various major financial institutions located in the PRC, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. Historically, deposits in Chinese banks are secure due to state policy to protect depositor interests. However, China promulgated a Bankruptcy Law in August 2006 that came into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures to provide for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the current Bankruptcy Law, a Chinese bank may file bankruptcy if it deems itself to be insolvent. In addition, since China’s concession to the World Trade Organization, foreign banks have been gradually permitted to operate in China and have intensified competition in many aspects, especially since the opening of the RMB business to foreign banks in late 2006. Therefore, the risk of bankruptcy at the institutions that the Company maintains deposits has increased. In the event of bankruptcy, the Company is unlikely to reclaim its deposits in full since it is unlikely to be classified as a secured creditor under PRC laws.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of customer creditworthiness and ongoing monitoring of outstanding balances. The Company maintains reserves for estimated credit losses if necessary, and such losses have generally been within expectations.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Customer and vendor concentration risk

For the three months ended September 30, 2015, no customer accounted for more than 10% of the Company's total revenues. For the three months ended September 30, 2014, one customer accounted for 14% of the Company’s total revenues.

As of September 30, 2015, no customer accounted for more than 10% of the Company’s total accounts receivable. As of June 30, 2015, two customers accounted for 12% and 11% of the Company’s total accounts receivable, respectively.

For the three months ended September 30, 2015, four suppliers accounted for 31%, 16%, 12% and 10% of the Company’s total purchases. For the three months ended September 30, 2014, four suppliers accounted for 22%, 16%, 13% and 13% of the Company's total purchases.

As of September 30, 2015, three suppliers accounted for 30%, 21% and 12% of the Company’s accounts payable balances. As of June 30, 2015, three suppliers accounted for 32%, 23% and 18% of the Company’s accounts payable balances.

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

As of September 30, 2015, Yulong WFOE and the VIEs have each filed income tax returns in China for the years ended December 31, 2010 to 2014. All such tax returns are subject to examination by the Chinese taxing authorities.

Warrant liability

A contract is designated as an asset or a liability and is carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.  The Company then determines which options, warrants and embedded features require liability accounting and records the fair value as a derivative liability. The changes in the values of these instruments are shown in the accompanying condensed consolidated statements of income and other comprehensive income as “change in fair value of warrant liabilities”.

The Company adopted the provisions of an accounting standard regarding instruments that are indexed to an entity’s own stock.  This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s ordinary shares and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  It provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception within the standards. All warrants issued with the strike price denominated in US dollar were recorded as derivative liability because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency RMB.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Comprehensive income

Comprehensive income is defined to include all changes in shareholders’ equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220-10, Comprehensive Income, requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted ASU No. 2011-05 by presenting items of net income and other comprehensive income in one continuous statement, the condensed consolidated statements of income and comprehensive income.

Employee benefit

The full-time employees of Yulong WFOE and the VIEs are entitled to staff welfare benefits including medical care, housing fund, pension benefits and unemployment insurance, which are government mandated defined contribution plans. The Company is required to accrue for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant PRC regulations, and make cash contributions to the state-sponsored plans out of the amounts accrued. Total expense for the plans was $34,800 and $30,343 for the three months ended September 30, 2015 and 2014, respectively.

Recently issued accounting pronouncements

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, to defer the effective date of ASC 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASC 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Management is evaluating the effect, if any, on the Company’s unaudited condensed consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, an amendment to Topic 330 for simplifying the measurement of inventory. The update requires that inventory be measured at the lower of cost and net realizable value where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  The amendment is intended to provide clarification on the measurement and disclosure of inventory in Topic 330 and not intended for those clarifications to result in any changes in practice. The ASU is effective for interim and annual periods beginning after December 15, 2016.  Early application is permitted for all entities and should be applied prospectively. The Company does not expect the adoption of ASU 2015-11 to have material impact on its financial position, results of operations or cash flows.

Note 3 – Variable interest entities

On September 2, 2011, Yulong WFOE entered into the Contractual Arrangements with each Yulong operating company and its shareholders. The Contractual Arrangements were subsequently amended on April 21, 2014 with respect to all of the Yulong operating companies, and again on June 24, 2015, but only with respect to Yulong Renewable. The significant terms of the Contractual Arrangements are summarized in “Note 1 - Nature of business and organization” above. As a result of the Contractual Arrangements, the Company classifies each Yulong operating company as a VIE.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. Yulong WFOE is deemed to have a controlling financial interest and be the primary beneficiary of each Yulong operating company because it has both of the following characteristics:

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

The carrying amount of the VIEs’ consolidated assets and liabilities are as follows:

	September 30, 2015	June 30, 2015
Current assets	$40,438,790	$26,547,906
Plant and equipment, net	39,991,110	41,267,655
Other noncurrent assets	8,642,677	9,489,571
Total assets	89,072,577	77,305,132
Total liabilities	30,030,474	29,529,680
Net assets	$59,042,103	$47,775,452

The VIEs’ liabilities consist of the following:

	September 30, 2015	June 30, 2015
Current liabilities:
Short term loan - banks	$7,498,440	$7,972,190
Accounts payable	2,505,550	1,726,158
Other payables and accrued liabilities	4,344,012	3,711,210
Other payables - related parties	20,436	2,273,869
Customer deposits	1,572	-
Taxes payable	1,837,611	1,098,093
Capital lease obligations-current	4,246,319	4,615,083
Dividends payable	9,564,152	7,994,125
Total current liabilities	30,018,092	29,390,728
Long term liabilities:
Capital lease obligations-non-current	12,382	138,952
Total long term liabilities	12,382	138,952
Total liabilities	$30,030,474	$29,529,680

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The operating results of the VIEs are as follows:

	Three Months ended September 30,
	2015	2014
Revenue	$13,350,868	$11,676,915
Gross profit	$5,445,761	$4,133,412
Income from operations	$4,960,181	$3,435,226
Net income	$3,678,333	$2,452,066

Note 4 – Accounts receivable

Accounts receivable consisted of the following:

	September 30, 2015	June 30, 2015
Accounts receivable	$8,826,905	$9,329,495
Less: allowance for doubtful accounts	-	-
Total accounts receivable, net	$8,826,905	$9,329,495

Note 5 – Deposits and other receivables

Deposits and other receivables consisted of the following:

	September 30, 2015	June 30, 2015
Deposits for equipment purchase	$489,666	$126,856
Deposit for outsourcing agreement (1)	141,480	147,330
Deposit for new project (2)	70,740	8,185
Advances to employees	29,569	3,782
Total	$731,455	$286,153

(1)	In December 2011, Yulong Bricks agreed to outsource some brick production to Pingdingshan Hongrui New Construction Materials Co., Ltd., an unrelated third party, and paid approximately $141,480 (RMB 900,000) as security deposit, which is due on demand.

(2)	In April 2015, Yulong Renewable paid $7,860 (RMB 50, 000) as security deposit to bid on a new project. In July and September 2015, it paid $31,440 (RMB 200,000) each as security deposit to bid on two other projects.

Note 6 – Inventories

Inventories consisted of the following:

	September 30, 2015	June 30, 2015
Raw materials	$414,579	$267,560
Semi-finished byproduct	51,485	6,196
Finished goods	29,572	90,498
Total inventories	$495,636	$364,254

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

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30 and June 30, 2015, management believed that no inventory allowance was deemed necessary.

Note 7 – Plant and equipment, net

Plant and equipment consisted of the following:

	September 30, 2015	June 30, 2015
Building and improvements	$21,003,159	$17,959,588
Machinery and equipment	8,209,157	7,861,193
Machinery and equipment under capital lease	1,808,746	1,883,535
Transportation equipment	900,949	938,202
Transportation equipment under capital lease	2,807,188	2,923,262
Office equipment	105,030	107,128
Construction-in-progress	12,721,663	16,889,716
Subtotal	47,555,892	48,562,624
Less: accumulated depreciation	(7,564,782)	(7,294,969)
Total	$39,991,110	$41,267,655

Construction-in-progress represents labor costs and materials incurred in connection with building a construction waste recycling plant, brick production plant, research and development center, office building and employee dormitory for Yulong Renewable, installing an autoclave for Yulong Bricks, and installing a dustproof net and steel shed for Yulong Concrete. No depreciation is provided for construction-in-progress until it is completed and placed into service. Total budget for the construction of the two plants is approximately $43.4 million, of which approximately $15.0 million was capitalized in plant and equipment. Construction of Yulong Renewable’s facilities was completed, and formal operations at its two plants (with one brick production line) commenced in April 2015. The Company is currently renovating the research center and the office building, and expects to complete such work by the end of December 2015, and install the second brick production line and purchase additional hauling trucks by December 2015. Total budget for the autoclave is approximately $126,000, and installation is expected to be completed by the end of December 2015. Total budget for the dustproof net and steel shed is approximately $31,000 and $44,000, respectively, and installations were completed at the end of October 2015.

Construction-in-progress consisted of the following as of September 30, 2015:

Construction-in-progress description	Value	Estimated completion date	Estimated additional cost to complete
Waste recycling plant, brick production plant, research and development center, office building and dormitory (1)	$12,665,670	December 2015	$12,332,852
Autoclave installation (2)	$7,475	December 2015	$102,565
Dustproof net installation (3)	$20,846	October 2015	$28,296
Steel shed installation (4)	$27,772	October 2015	$20,436

(1)	As of September 30, 2015, approximately $3.4 million was included in prepayment (See Note 8), approximately $12.7 million was included in construction-in-progress, approximately $15.0 million was transferred to fixed assets, and approximately $12.3 million was not yet due. The Company may incur other costs in addition to what have been contracted for.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(2)	Approximately $71,000 has been contracted for. As of September 30, 2015, approximately $16,000 was included in prepayment (See Note 8), approximately $7,000 was included in construction-in-progress, and approximately $103,000 was not yet due. The Company may incur other costs in addition to what have been contracted for.

(3)	Approximately $31,440 has been contracted for. As of September 30, 2015, approximately $21,000 was included in construction-in-progress which consisted of $3,000 payments and $18,000 payables. The Company may incur other costs in addition to what have been contracted for.

(4)	Approximately $44,016 has been contracted for. As of September 30, 2015, approximately $28,000 was included in construction-in-progress which consisted of $24,000 payments and $4,000 payables. The Company may incur other costs in addition to what have been contracted for.

Depreciation expense is $568,014 and $359,111 for the three months ended September 30, 2015 and 2014, respectively.

Machinery and equipment under capital lease

In March 2014, the Company entered into a lease agreement with a third party to lease an excavator for two years for approximately $143,000 (RMB 908,240). The lease requires a one-time payment of $36,445 and an additional $5,596 as a security deposit paid in March 2014, monthly lease payments of approximately $5,000 from June 2014 to May 2016, with interest rate per annum of 8.8%. The ownership of the excavator will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

In March 2014, the Company entered into a lease agreement with a third party to lease a loader for eighteen months for approximately $54,000 (RMB 345,780). The lease requires a one-time payment of $17,053 and an additional $5,329 as a security deposit paid in March 2014, monthly lease payments of approximately $3,000 from June 2014 to November 2015, with interest rate per annum of 8.5%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

In September 2014, the Company entered into a lease agreement with a third party to lease an excavator for two years for approximately $202,000 (RMB 1,285,000). The lease requires a one-time payment of $52,341 and an additional $8,080 as a security deposit paid in October 2014, monthly lease payments of approximately $7,000 from November 2014 to October 2016, with interest rate per annum of 8.7%. The ownership of the excavator will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

In September 2014, the Company entered into a lease agreement with a third party to lease an excavator for two years for approximately $140,000 (RMB 890,000). The lease requires a one-time payment of $36,445 and an additional $5,596 as a security deposit paid in October 2014, monthly lease payments of approximately $5,000 from November 2014 to October 2016, with interest rate per annum of 8.7%. The ownership of the excavator will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

In September 2014, the Company entered into a lease agreement with a third party to lease a loader for eighteen months for approximately $53,000 (RMB 339,000). The lease requires a one-time payment of $17,053 and an additional $5,329 as a security deposit paid in October 2014, monthly lease payments of approximately $3,000 from November 2014 to April 2016, with interest rate per annum of 8.3%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

In September 2014, the Company entered into a lease agreement with a third party to lease a loader for eighteen months for approximately $53,000 (RMB 338,000). The lease requires a one-time payment of $17,003 and an additional $5,313 as a security deposit paid in October 2014, monthly lease payments of approximately $3,000 from November 2014 to April 2016, with interest rate per annum of 8.3%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Transportation equipment under capital leases

In October 2012, the Company entered into a lease agreement with a third party to lease ten waste hauling trucks for two years for approximately of $647,000 (RMB 4,114,208), including $49,990 (RMB 318,000) as security deposits and $65,238 (RMB 415,000) for insurance. The lease also requires a one-time payment of $157,201 in April 2013 and monthly lease payments of approximately $25,000 originally from June 2013 to May 2015, with interest rate at 18.2% per annum. The ownership of the trucks has been transferred to the Company with an attached lien that will be removed if there is no default of the lease payments at the end of the extended lease term (see Note 12). As of September 30, 2015, approximately $225,000 of lease payments remained outstanding, which the Company expects to pay in full by the end of December 2015.

In November 2012, the Company entered into another lease agreement with a third party to lease ten waste hauling trucks for two years for approximately of $633,000 (RMB 4,027,225), including $49,990 (RMB 318,000) as security deposits and $54,706 (RMB 348,000) for insurance. The lease also requires a one-time payment of $157,204 on April 30, 2013, monthly lease payments of approximately $31,000 from July 2013 to June 2014, and monthly lease payments of approximately $16,000 originally from July 2014 to June 2015, with interest rate at 16.8 % per annum. The ownership of the trucks has been transfer to the Company with an attached lien that will be removed if there is no default of the lease payments at the end of the extended lease term (see Note 12). As of September 30, 2015, approximately $169,000 of lease payments remained outstanding, which the Company expects to pay in full by the end of December 2015.

In January 2014, the Company entered into a memorandum of understanding to lease 100 waste hauling trucks with a third party for approximately $66,000 (RMB 418,000) per truck. In July 2014, the Company entered into a binding agreement with the same party to lease the first 30 trucks for two years for approximately $1,747,000 (RMB 11,115,000), or approximately $58,000 (RMB 370,500) per truck. The lease also requires a one-time payment of $367,848 (RMB 2,340,000) as security deposit paid in July 2014 and monthly lease payments of approximately $86,000 from August 2014 to July 2016, with interest rate at 15.6% per annum. The Company has an option to purchase the vehicles for $472 if there is no default of the lease payments at the end of the lease term (see Note 12). For the remaining 70 trucks, the Company plans to enter into another binding agreement with the same third party by the end of December 2015.

The Company recognized approximately $43,000 and $80,000 of interest expense related to the above capital lease equipment for the three months ended September 30, 2015 and 2014, respectively.

The Company recognized approximately $188,000 and $120,000 of depreciation expense related to the above capital lease equipment for the three months ended September 30, 2015 and 2014, respectively.

The carrying value of leased assets under capital leases consists of the following:

	September 30, 2015	June 30, 2015
Machinery and equipment	$1,808,746	$1,883,535
Transportation equipment	2,807,188	2,923,262
Subtotal	4,615,934	4,806,797
Less: accumulated depreciation	(1,181,291)	(1,036,884)
Total	$3,434,643	$3,769,913

Purchase of Mobile Recycling Stations

In July 2015, the Company entered into four agreements to purchase four mobile recycling stations for approximately $6.0 million (RMB 36,400,000) in the aggregate, and will finance these purchases through capital lease obligations. As of September 30, 2015, the Company received one station which purchase price is approximately $629,000 (RMB 4,000,000) and paid approximately $65,000 (RMB 413,000) in relation to the purchase.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 – Prepayments

Prepayments consisted of the following:

	September 30, 2015	June 30, 2015
Prepayment for equipment purchase	$20,436	$21,281
Prepayment for construction (a)	3,372,047	3,637,467
Total non-current	$3,392,483	$3,658,748

(a)	Prepayments for construction are advances made in connection with the construction of Yulong Renewable’s two plants (see Note 7).

Note 9 – Intangibles, net

Intangible assets consisted of the following:

	September 30, 2015	June 30, 2015
Land use rights under capital lease	$5,058,340	$5,267,495
Less: accumulated amortization	(377,389)	(354,119)
Total	$4,680,951	$4,913,376

Land use rights under capital leases

All land in the PRC is state-owned, but the government can grant “land use rights”. The Company acquired three land use rights in 2007, 2009 and 2015 for a total of $4,777,088 (RMB 30,388,600) and incurred $281,252 (RMB 1,789,135) of associated costs. The Company has not completed the ownership transfer registration for such rights. Pursuant to supplement land usage reimbursement agreements between Yulong Bricks and the Villagers’ Committee of Xiwuzhuang Village dated February 12, 2014, between Yulong Concrete and the Villagers’ Committee of Gaozhuang Village dated February 12, 2014, and between Yulong Renewable and the Villagers’ Committee of Lvzhuang Village dated September 6, 2015, the purchase price of each land use right will be accounted for as lease expense over 50 years, which will expire in December 2058 with respect to Yulong Bricks’ and Yulong Concrete’s rights, and in March 2065 with respect to Yulong Renewable’s right, until the Company can complete their transfer registrations.

Amortization expense for the three months ended September 30, 2015 and 2014 amounted to $37,901 and $13,746, respectively.

The estimated amortization expenses for each of the five succeeding years is as follows:

Year ending September 30,	Estimated amortization expense

2016	$154,737
2017	154,737
2018	154,737
2019	154,737
2020	154,737
Thereafter	3,907,266
Total	$4,680,951

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10 – Short-term loans

Short-term loans represented amounts due to various banks, normally due within one year. The principal of the loans are due at maturity but can be renewed at the bank’s option. Interest is due monthly.

Short term loans due to banks consisted of the following:

Due to banks

	September 30, 2015	June 30, 2015

Loan from Pingdingshan Bank. $617,500 was due in April 2015, with annual interest of 12%, and guaranteed by Yulong Bricks and a third party. The Company repaid $257,360 in April 2015 and obtained the Bank’s approval to extend the remaining $360,140 until April 2016. Interest rate is 11.5% per annum. Guaranteed by Yulong Bricks, the executive director of Yulong Bricks, a third party, the Company founder and his relatives.	$345,840	$360,140

Loan from Pingdingshan Rural Credit Cooperative Union. Guaranteed by the founder, his relative, Yulong Industry Company, a related party, and Yulong Bricks. Due in June 2015, with interest rate of 12.1% annually. The Company repaid the loan in July 2015.	-	2,373,650

Loan from Pingdingshan Bank, matured in January 2015. Interest rate of 10.8% per annum. Guaranteed by a third party. The Company repaid $75,850 in January 2015 and extended the remaining $736,650, which matured in July 2015, with interest rate of 10.8% per annum. The Company repaid the loan in August 2015 with a new loan of the same amount which matures in August 2016. Interest rate is 8.73% per annum.	-	736,650

Loan from Pingdingshan Rural Credit Cooperative Union, matured in May 2015. Interest rate of 12.1% per annum. Guaranteed by Yulong Bricks, Yulong Transport and three relatives of the founder. The Company repaid $59,600 in May 2015 and obtained approval from the Union to extend the remaining balance through May 2016, with interest rate of 12.1% per annum. Guaranteed by Yulong Bricks, Yulong Concrete and the founder.	707,400	736,650

Loan from Pingdingshan Bank, matured in August 2015. Interest rate of 10.8% per annum. Guaranteed by Yulong Concrete, Yulong Transport, Yulong Renewable, the executive director of Yulong Bricks, the founder and his relatives. The loan was repaid in full.	-	818,500

Loan from Pingdingshan Rural Credit Cooperative Union, matures in December 2015. Interest rate of 12.6% per annum. Guaranteed by Yulong Transport, a third party, the founder and the executive director of Yulong Bricks.	1,572,000	1,637,000

Loan from Pingdingshan Bank, matures in March 2016. Interest rate is 10.2% per annum. Guaranteed by Yulong Concrete, Yulong Renewable, the executive director of Yulong Bricks, the founder and his relative.	628,800	654,800

Loan from China Construction Bank, matures in June 2016. Interest rate is 6.1% per annum. Guaranteed by Yulong Concrete and a third party.	628,800	654,800

Loan from Pingdingshan Rural Credit Cooperative Union, matures in July 2016. Interest rate is 12.1% per annum. Guaranteed by Yulong Bricks, Yulong Renewable, the founder and a company that he owns.	2,279,400	-

Loan from Pingdingshan Bank, matures in August 2016. Interest rate is 8.7% per annum. Guaranteed by a third party.	707,400	-

Loan from Pingdingshan Bank, matures in September 2016. Interest rate is 8.3% per annum. Guaranteed by Yulong Concrete, Yulong Industry and Yulong Renewable.	628,800	-

Total short-term loans - bank	$7,498,440	$7,972,190

Interest expense on debts for the three months ended September 30, 2015 and 2014 amounted to $224,711 and $247,196, respectively. No interest expense has been capitalized into construction-in-progress since all borrowings were for working capital purposes.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11 – Related party transactions

Other receivables - related party

Other receivables - related party are nontrade receivables arising from transactions between the Company and certain related parties, such as funds advanced to such a related party to pay for certain business expenses on behalf of the Company.

Other receivables - related party consisted of the following:

Name of related party	Relationship	Nature of transactions	September 30, 2015	June 30, 2015

Lei Zhu	Relative of founder	Advance for Company business expense	$157,200	$-
Total			$157,200	$-

Other payables - related parties

Other payables – related parties are nontrade payables arising from transactions between the Company and certain related parties, such as loans from such related parties. The loans are unsecured and non-interest bearing. Current payables are due on demand.

Other payables - related parties consisted of the following:

Name of related parties	Relationship	Nature of transactions	September 30, 2015	June 30, 2015

Yulong Zhu (1)	Founder	Loan from founder for operating cash flows	$255,588	$2,342,541
Henan Yuliang Hotel Co., Ltd.	Owned by founder	Loan from founder's entity for operating cash flows	20,436	21,281
Lei Zhu (2)	Relative of founder	Loan from relative of founder for operating cash flow	-	220,282
Total other payables			276,024	2,584,104

(1)	Converted approximately $1.5 million into the Company’s ordinary shares concurrently with the closing of the Company’s initial public offering of its ordinary shares on July 1, 2015 (the “IPO”), at the IPO price per share of $6.25 (the “IPO Price”).

(2)	Fully converted into the Company’s ordinary shares concurrently with the closing of the IPO at the IPO Price.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 12 – Capital lease obligations

Capital lease obligations consisted of the following:

	September 30, 2015	June 30, 2015

Lease obligations for ten waste hauling trucks expired May 2015, lease payment at $25,285 per month with interest at 18.2% per annum. In May 2015, lessor verbally agreed to extend due date of unpaid balance to December 2015.	$225,313	$334,323
Lease obligations for ten waste hauling trucks expired June 2015, lease payment at $30,760 and $15,826 per month from July 2013 to June 2014 and from July 2014 to June 2015, respectively, with interest at 16.8% per annum. In June 2015, lessor verbally agreed to extend due date of unpaid balance to December 2015.	169,438	290,552
Lease obligations for a loader expiring in November 2015, lease payment at $2,531 per month with interest at 8.5% per annum.	5,062	28,073
Lease obligations for an excavator expiring in May 2016, lease payment at $5,103 per month with interest at 8.8% per annum.	40,824	82,442
Lease obligations for thirty waste hauling trucks expiring in July 2016, lease payment at $85,525 per month with interest at 15.6% per annum.	1,570,652	1,673,890
Lease obligation for a loader expiring in April 2016, lease payment at $2,531 per month with interest at 8.3% per annum.	17,718	43,107
Lease obligation for a loader expiring April 2016, lease payment at $2,524 per month with interest at 8.3% per annum.	21,734	42,979
Lease obligation for an excavator expiring in October 2016, lease payment at $7,368 per month with interest at 8.7% per annum.	147,765	156,228
Lease obligation for an excavator expiring in October 2016, lease payment at $5,103 per month with interest at 8.7% per annum	102,342	108,204
Lease obligation for a land use right which the Company expects to pay in full by June 30, 2016.	2,026,088	2,109,864
Subtotal	4,326,936	4,869,662
Less: deferred interest	(68,235)	(115,627)
Capital lease obligations, net	4,258,701	4,754,035
Less: capital lease obligations - current	(4,246,319)	(4,615,083)
Capital lease obligations – non-current	$12,382	$138,952

As of September 30 and June 30, 2015 , the Company accrued interest of $166,252 and $179,264, respectively, in connection with its capital lease obligations, which interest is classified in the Company’s consolidated balance sheets under the caption “Other payables and accrued liabilities”. Interest expense on capital lease obligations for the three months ended September 30, 2015 and 2014 amounted to $43,454 and $80,188, respectively.

Future annual capital lease payments approximately consist of the following:

Twelve months ending September 30,	Amount
2016	$4,246,319
2017	12,382
Total	$4,258,701

Note 13 – Taxes

Income taxes

Cayman Islands

Yulong Eco-Materials is incorporated in the Cayman Islands and is not subject to tax on income or capital gains under current Cayman Islands law. In addition, upon payments of dividends by these entities to their shareholders, no Cayman Islands withholding tax will be imposed.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

British Virgin Islands

Yulong BVI is incorporated in the British Virgin Islands and is not subject to tax on income or capital gains under current British Virgin Islands law. In addition, upon payments of dividends by these entities to their shareholders, no British Virgin Islands withholding tax will be imposed.

Hong Kong

Yulong HK is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate is 16.5% in Hong Kong. The Company did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong since inception. Under Hong Kong tax law, Yulong HK is exempted from income tax on its foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

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

The EIT Laws also provide that enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC are considered PRC tax resident enterprises and subject to PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management” refers to an establishment that exercises, in substance, overall management and control over the production and business, personnel, accounting, properties, and other aspects of an enterprise. No detailed interpretation or guidance has been issued to define “place of effective management”. Furthermore, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear. If the Company is deemed a PRC tax resident, it would be subject to PRC tax under the EIT Law. The Company has analyzed the applicability of this law, and for each of the periods presented, the Company has not accrued for PRC tax on such basis. The Company will continue to monitor changes in the interpretation and/or guidance of this law.

Provision (benefit) for income taxes is comprised of the following:

	For the three months ended September 30,
	2015	2014

Current	$1,125,562	$765,519
Deferred	(56,930)	(129,096)
Total provision for income taxes	$1,068,632	$636,423

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table reconciles the statutory rates in China to the Company’s effective tax rate for the three months ended September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014

China income tax rate	25.0%	25.0%
Effect of allowance for temporary differences	(0.8%)	0.2%
Effect of permanent differences	(1.2%)	(3.9%)
Effective income tax rates	23.0%	21.3%

Deferred taxes

Significant components of deferred tax assets and liabilities are as follows:

	September 30, 2015	June 30, 2015

Deferred tax assets
Non-current
Startup cost	$210,171	$218,861
Plant and equipment	389,538	351,583
Intangible assets	(44,142)	(50,297)
Net operating loss carryforward in China	46,592	48,519
Total non-current deferred tax assets	602,159	568,666
Valuation allowance	(46,592)	(48,519)
Total non-current deferred tax assets, net	$555,567	$520,147

Uncertain tax positions

Aggregate undistributed earnings of Yulong WFOE and the VIEs that are available for distribution to the Company are approximately $26.8 million as of September 30, 2015. Such undistributed earnings are considered to be indefinitely reinvested, because the Company does not have any present plan to pay any cash dividends on its ordinary shares in the foreseeable future and intends to retain most of its available funds and any future earnings for use in the operation and expansion of its business. Accordingly, no deferred tax liability has been accrued for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to the Company as of September 30, 2015.

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

There were no unrecognized tax benefits as of September and June 30, 2015. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax (“VAT”) in accordance with PRC laws. The standard VAT rates range from 13% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product.

Yulong Bricks’ products were eligible for VAT tax exemption under the PRC law of [2008] No. 156. The new PRC law of [2015] No. 78, however, replaced [2008] No. 156 and Yulong Bricks’ products are now subject to a VAT rate of 17%, with 70% of the tax being refundable. Under the same law, Yulong Renewable is required to pay VAT rate of 17% for its recycled bricks and recycled aggregates, and 11% for its hauling services. 70% of the tax on recycled bricks and hauling services, and 50% of the tax on recycled aggregates, are refundable. Yulong Concrete’s products are mainly produced with cement and are eligible for a VAT at the rate of 6% of the gross sale prices under the PRC law of [2009] No. 9. Yulong Concrete’s VAT rate decreased to 3% since November 2014 because under the PRC law of [2014] No. 57, concrete products that use cement as raw material are eligible for a reduced VAT rate of 3%.

Taxes payable

Taxes payable consisted of the following:

	September 30, 2015	June 30, 2015

Income taxes payable	$1,232,411	$983,767
VAT taxes payable	518,860	102,077
Other taxes payable	86,340	12,249
Total	$1,837,611	$1,098,093

Note 14 – Equity

Restricted net assets

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by Yulong WFOE and the VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the accompanying condensed consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of Yulong WFOE and the VIEs.

Yulong WFOE and the VIEs are each required to set aside at least 10% of its after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, Yulong WFOE may allocate a portion of its after-tax profits based on PRC accounting standards to enterprise expansion fund and staff bonus and welfare fund at its discretion. The VIEs may each allocate a portion of its after-tax profits based on PRC accounting standards to a discretionary surplus fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends. Remittance of dividends by a wholly foreign-owned company out of China is subject to examination by the banks designated by the State Administration of Foreign Exchange.

As of September 30 and June 30, 2015, Yulong WFOE and the VIEs collectively appropriated $3,922,228 of retained earnings for their statutory reserves.

As a result of the foregoing restrictions, Yulong WFOE and the VIEs are restricted in their ability to transfer their net assets to the Company.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Foreign exchange and other regulation in the PRC may further restrict Yulong WFOE and the VIEs from transferring funds to the Company in the form of dividends, loans and advances. As of September 30 and June 30, 2015, the aggregate net assets of Yulong WFOE and the VIEs amounted to $59,147,651 and $47,875,838, respectively.

Stock split

On February 27, 2015, the Company’s board of directors approved a 4-for-5 reverse stock split of its ordinary shares. The reverse stock split was effected on March 3, 2015, pursuant to approval of the Company’s shareholders on such date. All share and per share amounts disclosed herein and in the accompanying condensed consolidated financial statements reflect the reverse stock split.

Initial Public Offering

On July 1, 2015, the Company completed the IPO of 2,250,000 shares of its ordinary shares for gross proceeds of $14,062,500 and, less costs of $2,552,343, for net proceeds of $11,510,157.

In connection with the closing of the IPO, the Company:

•	granted a 45-days option to its underwriters to purchase up to 337,500 shares of ordinary shares, to cover over-allotments, which expired on August 15, 2015 without being exercised;
•	granted warrants to purchase up to 112,500 shares of ordinary shares in the aggregate, or 5% of the ordinary shares sold in the IPO, to the representative of its underwriters and an independent financial adviser for the IPO (the “warrants”);
•	granted 26,400 shares of ordinary shares in the aggregate to its CFO (20,000 shares vested concurrently with the closing of IPO) and two non-executive board members (3,200 shares each vesting quarterly from the closing of IPO) at $6.25 per share and valued at $165,000 in total; and
•	converted $9,959,613 in indebtedness to five shareholders, including its founder, into 1,593,538 shares of ordinary shares.

Stock compensation expenses amounted to $135,000 for the three months ended September 30, 2015.

Conversion in related party indebtedness

On February 27, 2015, five shareholders of the Yulong operating companies, including the Company’s founder, agreed to convert the RMB equivalent of $9,959,613 due to them in the aggregate from the Yulong operating companies into the Company’s ordinary shares concurrently with the closing of the IPO at the IPO Price, or 1,593,538 shares.

Warrants

The Company follows the provisions of the accounting standard relating to instruments that are indexed to an entity’s own securities.  This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s ordinary shares and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. The Company determined its warrants would be recorded as derivative instruments on the issuance dates because the strike price of the warrants is denominated in US dollars, a currency other than the Company’s functional currency RMB. Therefore the warrants are not considered indexed to the Company’s ordinary shares, and as such, all changes in the fair value of these warrants are recognized currently in earnings from the issuances date until such time as the warrants are exercised or expire.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The value of the warrants liability was $127,181 at September 30, 2015 and $475,380 at the issuance date on July 1, 2015. The decrease resulted in a $348,199 gain on change in fair value of warrants for the three months ended September 30, 2015.

Because the warrants are not traded on an active securities market, the Company estimates their fair value using the Cox-Ross-Rubinstein binomial model on September 30, 2015 and on July 1, 2015 as follows:

	September 30, 2015	July 1, 2015
Number of shares exercisable	112,500	112,500
Exercise price	$6.25	$6.25
Stock price	$2.15	$6.00
Expected term (years)	4.75	5.00
Risk-free interest rate	1.15%	1.63%
Expected volatility	94%	92%

Due to the short trading history of the Company’s ordinary shares, the expected volatility is based primarily on other similar public companies’ historical volatilities, which are traded on United States stock markets. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of the warrants. The Company currently has no reason to believe future volatility over the expected remaining life of the warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants.

A summary of changes in warrant activity is presented as follows:

	Three Months Ended September 30, 2015	Weighted Average Exercise Price	Average Remaining Contractual Life

Outstanding, beginning balance	-	-	-
Granted	112,500	$6.25	5.00
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, ending balance	112,500	$6.25	4.75

Note 15 — Earnings per share

The basic and diluted earnings per share are as follows:

	For the three months ended September 30, 2015	For the three months ended September 30, 2014

Net income	$3,580,683	$2,347,721
Weighted average shares outstanding - basic and diluted	11,869,938	8,000,000
Earnings per share - basic and diluted	$0.30	$0.29

Warrants outstanding for the three months ended September 30, 2015 and 2014 were not included in the dilutive shares calculation because the average per share price of the Company’s ordinary shares for the three months ended September 30, 2015, was below the exercise price of the warrants.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 16 – Commitments and contingencies

Contingencies

From time to time, the Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity. Three of the four Yulong operating companies were parties to four civil lawsuits with judgment amounts of approximately $203,000 (RMB 1,290,149) in the aggregate, which amounts are included in other payables and accrued liabilities.

Guarantees

As of September 30, 2015, the Company guaranteed approximately $1.3 million in the bank loan of an unrelated third-party as follows:

Name	Guaranteed amount	Guarantee expiration date
Pingdingshan Yushi Automobile Accessory Sales Co., Ltd	$1,257,600	February 9, 2016

The Company did not, however, accrue any liability in connection with such guarantee because the borrower has been current in its repayment obligations and the Company has not experienced any loss from providing such guarantees in the past. The Company has evaluated the guarantee and has concluded that the likelihood of it having to make payments under the guarantee is remote and that the fair value of the stand-ready obligation under such commitment is not material.

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

Note 17 – Segments

The Company follows ASC 280, Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company’s chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being income from operations of the Yulong operating companies.

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

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The operation and products of the three divisions are as follow:

1.	Yulong Bricks: production and sales of fly-ash bricks;

2.	Yulong Concrete and Yulong Transport: production and sales of ready-mixed concrete; and

3.	Yulong Renewable: hauling and processing of construction waste, and production and sales of recycled aggregates and recycled bricks.

The following represents results of divisional operations for the following three months ended September 30:

Revenues:	2015	2014
Yulong Bricks	$4,035,101	$4,176,234
Yulong Concrete and Yulong Transport	7,338,329	7,500,681
Yulong Renewable	1,977,438	-
Consolidated revenues	$13,350,868	$11,676,915

Gross profit:	2015	2014
Yulong Bricks	$2,249,477	$2,543,794
Yulong Concrete and Yulong Transport	1,942,171	1,589,618
Yulong Renewable	1,254,113	-
Consolidated gross profit	$5,445,761	$4,133,412

Income (loss) from operations:	2015	2014
Yulong Bricks	$2,168,277	$2,444,875
Yulong Concrete and Yulong Transport	1,728,549	1,274,612
Yulong Renewable	1,063,355	(284,262)
Subtotal	4,960,181	3,435,225
Yulong HK	(67,693)	-
Yulong Eco-Materials	(370,000)	-
Consolidated income from operations	$4,522,488	$3,330,880

Net income (loss):	2015	2014
Yulong Bricks	$1,640,745	$1,869,348
Yulong Concrete and Yulong Transport	1,222,408	903,818
Yulong Renewable	810,960	(321,100)
Subtotal	3,674,113	2,452,066
Yulong WFOE	2,110	-
Yulong HK	(73,739)	-
Yulong Eco-Materials	(21,801)	(104,345)
Consolidated net income	$3,580,683	$2,347,721

Depreciation and amortization:	2015	2014
Yulong Bricks	$127,330	$133,510
Yulong Concrete and Yulong Transport	82,021	111,723
Yulong Renewable	396,564	127,624
Consolidated depreciation and amortization	$605,915	$372,857

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Interest expenses:	2015	2014
Yulong Bricks	$116,397	$144,936
Yulong Concrete and Yulong Transport	108,313	102,080
Yulong Renewable	43,455	80,368
Consolidated interest expenses	$268,165	$327,384

Capital expenditures:	2015	2014
Yulong Bricks	$20,283	$20,598
Yulong Concrete and Yulong Transport	27,603	519
Yulong Renewable	170,169	1,030,558
Consolidated capital expenditures	$218,055	$1,051,675

The following represents assets of division as of September 30 and June 30, 2015:

Total Assets as of:	September 30, 2015	June 30, 2015
Yulong Bricks	$44,195,181	$37,840,558
Yulong Concrete and Yulong Transport	31,280,368	26,391,895
Yulong Renewable	41,973,230	40,638,270
Interdivision assets	(29,033,683)	(27,565,591)
Yulong WFOE	582,894	-
Yulong HK	284,894	-
Yulong Eco-Materials	914,878	293,333
Total Assets	$90,197,762	$77,598,465

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the three months ended September 30, 2015 and 2014, should be read in conjunction with our financial statements and the notes thereto that are included elsewhere in this report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

Overview

We are a vertically integrated manufacturer of eco-friendly building products based the city of Pingdingshan, Henan Province, China. We produce fly-ash bricks and ready-mixed concrete, and in April 2015, we launched our construction waste management, or CWM, business which includes hauling and processing construction waste, and producing and selling crushed construction waste or recycled aggregates, and bricks made from recycled aggregates, or recycled bricks. We are a holding company and our primary business operations are conducted through our consolidated affiliated entities, which are variable interest entities, or VIEs, that we control. These VIEs include Henan Jianyida Industrial Co., Ltd. (“Yulong Bricks”), which operates our fly-ash bricks business, Pingdingshan Hengji Concrete Co., Ltd. (“Yulong Concrete”) and Pingdingshan Hengji Industrial Co., Ltd. (“Yulong Transport”), which operate our concrete business, and Pingdingshan Hengji Industrial Co., Ltd. (“Yulong Renewable”), which operates our CWM business (each a “Yulong operating company” and collectively the “Yulong operating companies”).

We do not have any equity interest in our VIEs, although we have been and are expected to continue to be dependent on our VIEs to operate our business. Instead, we control these entities through a series of contractual arrangements among Yulong WFOE, our VIEs and their shareholders. While we believe that we have substantial control over our VIEs and their shareholders through the contractual arrangements, such control may not be as effective as direct ownership. Our VIEs and their shareholders may breach their obligations to us under the contractual arrangements, especially if they have a conflict of interest with us. In addition, the PRC government may determine that the contractual arrangements do not comply with applicable PRC regulations. Through the contractual arrangements, each VIE is obligated to pay a service fee in an amount equal to its net profit each fiscal quarter to our PRC subsidiary Zhengzhou Xing De Enterprise Management & Consulting Co., Ltd. (“Yulong WFOE”). Such fee can be remitted to us as dividend by Yulong WFOE to our Hong Kong subsidiary China Xing De (Hong Kong) Limited, then to our British Virgin Islands subsidiary China Xing De (BVI) Limited, and finally us. Yulong WFOE, however, is required to set aside at least 10% of its after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital.

Trends in Our Business

On a macro level, management has observed the following trends and uncertainties, which we believe may have a direct impact on our operations in the near future: (1) planned construction of new (mostly government) buildings in the new district and counties of Pingdingshan, which is consistent with the current policy of the central government favoring urbanization, should translate into increased new construction and drive the demand of construction materials for the next eight to ten years; (2) the national energy conservation policy, described below as the New Energy Policy, since the beginning of calendar year 2013 should continue to impact our suppliers and drive up raw material costs for the foreseeable future until pollution can become manageable; (3) government efforts to control the residential real estate market can have significant impact on demand for construction materials, such as the decision by the Henan government in September 2014 to lift restriction on the number of residential properties one can purchase, and to reduce home mortgage rate, which we believe will be positive for the local real estate market and demand for construction materials; (4) our operations under Yulong Renewable are deemed “green” by the local government and therefore designated as one of “Henan Province First Class Grade A Important Construction Projects for 2014” by the Reform and Development Commission of Henan Province, based upon which we are currently applying for tax reduction, although there can be no assurance that our application will be approved; (5) we believe the CWM business that we launched in late April will continue to positively affect our revenue and net income in both short and long terms; and (6) the slowdown in our collection of accounts receivable that we have been experiencing since the quarter ended September 30, 2014, may continue at least for the next two fiscal quarters as our customers will likely seek to conserve cash in light of tighter bank lending to small and medium-size enterprises, and reduced availability of informal lending arrangements amongst private citizens and enterprises prevalent in our province due to expected government efforts to regulate such arrangements.

Results of Operations

The tables in the following discussion summarize our condensed consolidated statements of operations for the periods by amount and as a percentage of our total net revenue. This information should be read together with our audited consolidated financial statements and related notes included elsewhere in this report. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

Revenue

Our revenue increased by $1,673,953 or 14.3% to $13,350,868, as compared to a year ago. Revenue attributable to bricks or brick revenue, revenue attributable to concrete or concrete revenue, and revenue attributable to CWM or CWM revenue, are as follows for the periods indicated:

	Revenue
	Brick Products	Concrete Products	Construction Waste Management				Total
			Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services
Revenue
Three months ended September 30, 2014	$4,176,234	$7,500,681	$-	$-	$-	$-	$11,676,915
Three months ended September 30, 2015	4,035,101	7,338,329	592,030	27,719	163,820	1,193,869	13,350,868
Increase (decrease) in $	$(141,133)	$(162,352)	$592,030	$27,719	$163,820	$1,193,869	$1,673,953
Increase (decrease) in %	(3.4%)	(2.2%)	N/A	N/A	N/A	N/A	14.3%

The main contributor of the revenue increase is the CWM revenue. We generate CWM revenue when we haul construction waste, when we process the waste at our mobile recycling stations, and when we sell recycled aggregates and recycled bricks. Our CWM business is still in its infancy (launched in April 2015) and our CWM revenue thus represented only 14.8% of total revenue. The slight decrease in brick revenue was due to lower average selling price as a result of a new value added tax or VAT which is discussed below, and depreciation of the Chinese RMB against the United States dollars as compared to a year ago, offset by increased sales volume from higher customer demand for fly-ash bricks. Concrete revenue decreased due to a slight decrease in sales volume and the depreciation of the Chinese currency.

The following tables present the average selling prices and quantities sold of our products and services for the periods indicated:

	Bricks	Concrete
Average selling price
Three months ended September 30, 2014	$31.9	$43.9
Three months ended September 30, 2015	26.2	44.4
Increase (decrease) in $	$(5.7)	$0.5
Increase (decrease) in %	(17.9)%	1.1%

Quantity sold (m3)
Three months ended September 30, 2014	130,743	170,848
Three months ended September 30, 2015	154,279	165,399
Increase (decrease)	23,536	(5,449)
Increase (decrease) in %	18.0%	(3.2)%

	Construction Waste Management
	Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services	Waste Processing Services
Average selling price	Truckload	m3	m3	Jobsite	m3
Three months ended September 30, 2014	$-	$-	$-	$-	$-
Three months ended September 30, 2015	35.53	2.45	31.40	591.95	2.33
Increase	$35.53	$2.45	$31.40	$591.95	$2.33
Increase in %	N/A	N/A	N/A	N/A	N/A

	Construction Waste Management
	Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services	Waste Processing Services
Quantity sold	Truckload	m3	m3	Jobsite	m3
Three months ended September 30, 2014	-	-	-	-	-
Three months ended September 30, 2015	16,664	11,308	5,218	757	320,000
Increase	16,664	11,308	5,218	757	320,000
Increase in %	N/A	N/A	N/A	N/A	N/A

Under a new tax regulation that went into effect in July 2015, bricks that Yulong Bricks produces, which were previously exempted from VAT, are now subject to a VAT rate of 17% which is payable by customers, although the regulation states that 70% of the tax is refundable by the government. Because we chose not pass on the tax increase to our customers in order to remain competitive, our average selling price decreased by approximately the same percentage as the VAT rate.

Cost of Revenue

Cost of revenue increased by $361,604, or 4.8%, to $7,905,107, as compared to the same period last year. Such cost for each of our revenue streams is presented in the following table:

	Cost of Revenue
	Brick Products	Concrete Products	Construction Waste Management				Total
			Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services
Cost of Revenue
Three months ended September 30, 2014	$1,632,440	$5,911,063	$-	$-	$-	$-	$7,543,503
Three months ended September 30, 2015	1,785,624	5,396,158	432,948	18,266	126,995	145,116	7,905,107
Increase (decrease) in $	$153,184	$(514,905)	$432,948	$18,266	$126,995	$145,116	$361,604
Increase (decrease) in %	9.4%	(8.7%)	N/A	N/A	N/A	N/A	4.8%

The average unit cost per cubic meter of bricks and concrete slightly decreased due to lower market prices for some raw materials (e.g., cement, coal and reclaimed lubricant for bricks, and cement and expansive admixtures for concrete), as follows:

	Average unit cost
	Bricks	Concrete
Three months ended September 30, 2014	$12.5	$34.6
Three months ended September 30, 2015	11.6	32.6
Decrease in $	$(0.9)	$(2.0)
Decrease in %	(7.2)%	(5.8)%

Thus, cost of brick revenue increased mainly as a function of higher sales volume and cost of concrete revenue decreased as a function of lower sales volume and lower average unit cost.

We also use third-party manufacturers generally when orders exceed our production capacities. Such third-party manufacturers produce bricks and concrete with their employees and equipment using our pre-formulated raw material blends and under our supervision, and allow us to stage the finished products (in the case of bricks) onsite until our customers take delivery. In return, we pay them a fee for every cubic meter of finished product, which is negotiated individually with each manufacturer. To date, such fees have been lower than our overhead and direct labor cost to produce a cubic meter of brick or concrete on our own. Based on the fees we paid for the three months ended September 30, 2014 and 2015, which remained consistent during such periods (i.e., $0.90 for bricks and $1.0 for concrete), such fees were approximately $2.1 lower per unit for bricks, respectively, and $1.0 lower per unit for concrete, respectively. Thus, were we to entirely produce internally during such periods, our cost of revenues would have increased by approximately $58,000 and $124,000 for bricks, respectively, and $39,000 and $33,000 for concrete, respectively, and our gross profit would have decreased accordingly. These fees, however, may change in the future depending on how much bricks or concrete we produce and thus how much overhead and direct labor cost we allocate to each resulting product unit. The brick manufacturer that we have been using lacks a sales department to develop business in the local market, while we are a principal customer of the concrete manufacturer that we have been using. Thus, we believe that we currently have more bargain power with respect to the fees that we pay these manufacturers.

The major component for the cost of CWM revenue is the depreciation of our hauling trucks and plant equipment. The following table presents the average unit cost for the components of our CWM revenue:

	Average unit cost
	Construction Waste Management
	Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services	Waste Processing Services
	Truckload	m3	m3	Jobsite	m3
Three months ended September 30, 2014	$-	$-	$-	$-	$-
Three months ended September 30, 2015	25.98	1.62	24.34	71.95	0.28
Increase	$25.98	$1.62	$24.34	$71.95	$0.28
Increase in %	N/A	N/A	N/A	N/A	N/A

Gross Profit

Gross profit was $5,445,761, an increase of $1,312,349 or 31.7% from a year ago. Gross profit margin increased to approximately 40.8% from 35.4% in the first quarter of 2016.

Gross profit attributable to bricks was $2,249,477, a decrease of $294,317 or 11.6%, from a year ago. Gross profit margin was 55.7%, a decrease of 5.2%, from 60.9% a year ago. The reduced margin is consistent with lower average selling price affected by the new VAT rate.

Gross profit attributable to concrete was $1,942,171, an increase of $352,553 or 22.2%, from a year ago. Gross profit margin was 26.5%, an increase of 5.3%, from 21.2% a year ago. The increased margin is consistent with decreased average unit cost affected by lower costs for raw materials such as cement and expansive admixtures, and lower sales volume.

Gross profit attributable to CWM was $1,254,113 for the three months ended September 30, 2015. Gross profit margin was 63.4%.

Operating Expenses

Operating expenses, which consist of selling and general and administrative (“G&A”) expenses, was $0.9 million, an increase of $0.1 million or 15.0% as compared to a year ago. G&A expenses, which increased by $0.2 million or 28.4%, was $0.6 million, including $0.1 million in stock-based compensation and $0.1 million in professional fees, and increased office and salary expenses of $0.1 million each, offset by a decrease of $0.3 million in start-up costs related to Yulong Renewable’s new recycling and brick plants which commenced operations in April 2015. On the other hand, selling expense decreased by $0.05 million or 26.2%, to $0.14 million, due to a $0.01 million decrease in fuel expense as average gasoline price decreased by approximately $0.24 (RMB 1.50) per kiloliter during the period, a $0.03 million decrease in depreciation expense when some of our concrete trucks were completely depreciated in the fourth quarter of fiscal 2014, and a $0.01 million decrease in repair expense.

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

We had other income of $126,827, an increase of $473,563 or 136.6% from a year ago. Other income consisted of $32,824 in other finance and non-operating income, $348,199 gain on change in fair value of warrant liabilities and $19,903 in interest income, offset by $268,165 in interest expense and $5,934 in foreign currency exchange translation loss.

Provision for Income Taxes

Provision for income taxes increased by $432,209 to $1,068,632, as compared to a year ago due to higher income before tax. While we incurred G&A expense at our Cayman Islands holding company level (i.e., Yulong), we will probably not be able to utilize the resulting net operating loss in the future. Therefore, the realization of our deferred tax assets is unlikely, since we are not subject to any income tax or credit under current Cayman Islands laws, and we have provided for a full valuation allowance against such deferred tax assets.

Net Income

Net income for the three months ended September 30, 2015 was $3,580,683, as compared to $2,347,721 for the same period last year.

Liquidity and Capital Resources

Capital Resources

To date, we have financed our daily operations and capital investment in connection with Yulong Renewable’s new facilities primarily through cash flow from operations, bank financing and financial support from our founder, including through some of his relatives and another company that he owns. We also completed the initial public offering of our ordinary shares (“IPO”) on July 1, 2015, with gross proceeds of approximately $14 million before deducting underwriting discounts and commissions and offering expenses payable by us.

We will require cash of approximately $31.7 million within the next twelve months, including $7.5 million to repay outstanding short-term bank loans, $7.5 million to satisfy accounts payable and other payables, $4.2 million to satisfy capital lease obligations and the purchase of a land use right, and $12.5 million to complete the renovation of our research and development center and office building, install a second brick production line and purchase additional hauling trucks for Yulong Renewable, install an autoclave for Yulong Bricks and construct a dustproof net and steel shed for Yulong Concrete. As of September 30, 2015, we had cash and cash equivalent of approximately $30.3 million (including net proceeds of approximately $11.5 million from our IPO) and accounts receivable of $8.8 million. In addition, we launched our CWM business in April 2015. As a result, we believe that our current working capital is sufficient to support our operations for the next 12 months.

Short-term Loans – Banks

We had $7.5 million and $8.0 million in short-term bank loans as of September 30 and June 30, 2015, respectively. Such loans mature in one year and must be repaid in full upon maturity. Based on our borrowing history, we believe the banks we work with will renew their loans to us after our current loans mature, as they had in the past.

For additional discussion regarding our loans, please refer to Note 10 to our unaudited condensed consolidated financial statements included in this report.

Cash Flows

As of September 30, 2015, our cash was $30,324,137 as compared to $16,470,299 as of June 30, 2015. The following table presents a summary of our cash flows for the periods indicated:

	For the three months ended September 30,
	2015	2014
Net cash provided by operating activities	$4,266,552	$2,354,160
Net cash used in investing activities	(218,055)	(1,051,675)
Net cash provided by financing activities	10,834,385	2,025,419

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended September 30, 2015, was primarily attributable to $3.6 million of net income, $0.3 million in non-cash adjustments for depreciation expense of our plant and equipment, deferred tax benefit pertaining to an increase in our deferred tax assets and change in fair value of warrant liabilities, cash inflows of $0.1 million decrease in accounts receivable due to faster collection from our customers, $0.9 million increase in accounts payable from slower payments to vendors, $0.1 million in other payables – related parties for our CEO’s salary, and $0.8 million in taxes payable due to increased income before tax and the application of the new VAT regulation to our brick revenue, offset by cash outflows of $0.2 million in other receivable – related parties for advancing certain business related expenses to a relative of our founder, $0.5 million in other payables and accrued liabilities for expenses in connection with our IPO and interest on our capital leases, and $0.7 million increase in deposits and other receivables for escrow deposits in connection with our indemnification obligations to the underwriter representative for our IPO.

Net cash provided by operating activities totaled approximately $2.4 million for the three months ended September 30, 2014, and was primarily attributable to $2.3 million of net income, cash inflows of $1.3 million in accounts payable from slower payment to our vendors necessitated by slower collection of accounts receivable of $1.3 million. Many of our customers were more conservative with their cash flow management due to their outlooks of the real estate market during the period and as a result, slowed their payments to us.

Net Cash Used in Investing Activities

For the three months ended September 30, 2015, we made prepayments of approximately $0.1 million, and payments of approximately $0.1 million, for construction-in-progress relating to Yulong Renewable’s new facilities.

For the three months ended September 30, 2014, we made prepayments of approximately $0.9 million, and payments of approximately $0.2 million, for construction-in-progress relating to Yulong Renewable’s new facilities.

Net Cash Provided by Financing Activities

For the three months ended September 30, 2015, net cash provided by financing activities resulted from $5.0 million in bank loans, $5.2 million in bank loan repayments as they became due, $0.3 million in principal repayments on capital lease obligations, $11.5 million in net proceeds from our IPO, less $0.2 million in repayments to our founder for advancing certain payments on our behalf.

For the three months ended September 30, 2014, net cash provided by financing activities resulted from $1.5 million in bank loans, $0.9 million in bank loan repayments as they became due, $0.3 million in principal repayments on capital lease obligations, and $1.7 million as interest-free loan from our founder to fund daily operation.

Contractual Obligations

As of September 30, 2015, the annual future minimum payments under certain of our contractual obligations were as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 – 2 years	More than 2 years
Construction-in-progress (1)	7,188,224	2,896,664	4,291,560	-
Short term loan-bank	7,498,440	7,498,440	-	-
Capital lease obligations	4,258,701	4,246,319	12,382	-
Total	$18,945,365	$14,641,423	$4,303,942	$-

(1)	For Yulong Renewable’s new facilities, Yulong Bricks’ autoclave, and Yulong Concrete’s dustproof net and steel shed.

Off-balance Sheet Arrangements

As of September 30, 2015, we guaranteed a bank loan of an unrelated third party in the amount of $1.3 million, which guarantee is set to expire in February 2016. We did not, however, accrue any liability in connection with such guarantee because the borrower has been current in its repayment obligations and we have not experienced any losses from providing such guarantees in the past. We have evaluated the guarantee and have concluded that the likelihood of our having to make payments under the guarantee is remote and that the fair value of the stand-ready obligation under such commitment is not material. Nevertheless, after this guarantee expires, we do not intend to continue such practice.

We have not entered into any derivative contracts that are indexed to our ordinary shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

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

While our significant accounting policies are described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our management’s discussion and analysis:

Principles of consolidation

Our consolidated financial statements include the accounts of our subsidiaries and VIEs. All significant intercompany transactions and balances between us, our subsidiaries and VIEs are eliminated upon consolidation. Since Yulong WFOE and our VIEs are under common control, the contractual arrangements among Yulong WFOE, our VIEs and their shareholders have been accounted for as a reorganization of entities, and the consolidation of our VIEs through the contractual arrangements has been accounted for at historical cost and prepared on the basis as if these agreements became effective as of the beginning of the first period presented in our consolidated financial statements.

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

Pursuant to our contractual arrangements with VIEs, each Yulong operating company pays service fees equal to all of its net profit after tax payments to Yulong WFOE. At the same time, Yulong WFOE is obligated to absorb all of their losses. Such contractual arrangements are designed so that the Yulong operating companies operate for the benefit of Yulong WFOE and ultimately, us.

Accordingly, the accounts of the Yulong operating companies are consolidated in our financial statements pursuant to ASC 810-10, Consolidation. In addition, their financial positions and results of operations are included in our financial statements.

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

CWM revenue includes sales of recycled aggregates and recycled bricks. Sales agreements are signed with each customer. Revenue is recognized similar to sales of concrete and bricks.

CWM revenue also includes hauling construction waste. We operate a fleet of trucks to haul construction waste, consisting primarily of bricks and concrete, from construction and demolition sites. Revenue is recognized upon completion of hauling per truckload.

CWM revenue also includes processing construction waste at our mobile recycling stations. Revenue is recognized either per cubic meter of waste processed or when processing at a jobsite is completed, depending on the contract terms.

We also provides transportation services for our concrete customers. Revenue is recognized upon delivery of the concrete. Transportation services revenue is immaterial to our consolidated revenues for the periods presented in the accompanying financial statements

Accounts and other receivables

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

As of September 30, 2015, the fair value of building and improvements, equipment and intangible assets used in connection with the operations of Yulong Bricks, Yulong Concrete, Yulong Transport and Yulong Renewable exceeded their carrying value by approximately 459.3%. We use the cash flow model to determine the fair value of these assets. The key assumption of this model is the revenue generated from existing customers. We believe that such assumption provides us the best estimate of our future projected cash flow from these assets, net of any related cash outflow of cost, expenses and taxes.

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

Use of estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our accompanying consolidated financial statements and footnotes included in this Report. Significant accounting estimates reflected in our consolidated financial statements include the useful lives and impairment of property, plant and equipment, collectability of receivables, realization of deferred tax assets, inventory valuation, warrant valuation, and the present value of the net minimum lease payments of the capital lease. Actual results could differ from these estimates.

Recent Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, to defer the effective date of ASC 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASC 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are evaluating the effect, if any, on our unaudited condensed consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, an amendment to Topic 330 for simplifying the measurement of inventory. The update requires that inventory be measured at the lower of cost and net realizable value where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendment is intended to provide clarification on the measurement and disclosure of inventory in Topic 330 and not intended for those clarifications to result in any changes in practice. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted for all entities and should be applied prospectively. We do not expect the adoption of ASU 2015-11 to have a material impact on our financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended September 30, 2015, there were no material changes to the quantitative and qualitative information about market risk that we previously disclosed in Item 7A of our Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2015. Our disclosure controls and procedures are designed: (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that we continue to have the following material weaknesses in our internal control over financial reporting as of September 30, 2015:

●	Inadequate U.S. GAAP expertise. The current accounting staff is inexperienced in applying U.S. GAAP standard as they are primarily engaged in ensuring compliance with PRC accounting and reporting requirement for our consolidated operating entities, and thus require substantial training. The current staff’s accounting skills and understanding as to how to fulfill the requirements of U.S. GAAP-based reporting, including subsidiary financial statements consolidation, are inadequate and resulted in a number of adjustments identified by our independent auditors during the June 30, 2015 audit.

●	Inadequate internal audit resources. While we have developed the scope of our internal audit function, it has not yet been fully implemented as we have not been able to hire sufficient qualified resources to do so. And due to limited availability of qualified resources in the geographical region where we operate, we may not be able to make sufficient hiring within a short period of time.

Based on such evaluation, and considering the material weaknesses identified and discussed above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures at September 30, 2015 were not effective.

Remediation Initiatives

In an effort to remedy the foregoing material weaknesses in the future, we have completed the following initiatives:

●	engaged an outside professional consulting firm to supplement our efforts to improve our internal control over financial reporting;

●	initiated implementation of the 2013 COSO framework for internal controls, which formalized the principles embedded in the original framework more explicitly, incorporated business and operating environment changes over the past two decades, and improved the framework’s ease of use and application; and

●	initiated comprehensive program and development plan to provide ongoing company-wide trainings regarding internal control, with particular emphasis on our accounting staff.

In addition, we intend to do the following:

●	continue to closely monitor the above initiatives and fully complete implementation by June 30, 2016.

Despite the material weaknesses reported above, our Chief Executive Officer and Chief Financial Officer believe that our consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the Company’s risk factors which are included and described in our Annual Report except for the addition of the following risk factor:

We expect the imposition of a 17% value added tax on Yulong Bricks’ products to have a negative impact on our brick revenue until we have confirmation from the tax authority on how refund of the tax will be implemented.

China imposes a value added tax (“VAT”) on certain goods and services that range from 13% to 17% of the gross sales price.  Under the previous applicable VAT regulation, the bricks that Yulong Bricks produces were deemed “specified building materials” and thus exempted from VAT.  Under the current VAT regulation that became effective July 1, 2015, however, the bricks are now subject to a 17% VAT.  Although the regulation states that 70% of the tax is refundable by the government, the tax authority has not yet confirmed how such refund will be implemented.  As such, we have chosen not to pass along the VAT to our customers, and have reduced our brick prices by the same percentage as the VAT rate.  As a result, our brick revenue has slightly fallen in the most recently completed quarter.  We expect the negative impact of the VAT on our brick revenue to continue until we have confirmation from the tax authority regarding the refund.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

The disclosures required by Item 4 are not applicable to us, as we have no mining operations in the United States.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YULONG ECO-MATERIALS LIMITED

Dated: November 12, 2015	By:	/s/ Yulong Zhu
Yulong Zhu
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2015	By:	/s/ Zan Wu
Zan Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

