Form 10-Q
period 2015-12-31
Yulong Eco-Materials Ltd
filed 2016-02-16
CIK 1607741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

or

☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________________ to____________________________

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

As of February 3, 2016, the registrant had 11,997,184 shares of ordinary shares outstanding.

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

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

	December 31,	June 30,
	2015	2015
CURRENT ASSETS
Cash and cash equivalents	$29,729,771	$16,470,299
Accounts receivable	10,065,705	9,329,495
Deposits and other receivables	1,064,962	286,153
Inventories	558,409	364,254
Advances to suppliers	25,676	17,421
Prepaid expenses and other	79,298	373,617
Total current assets	41,523,821	26,841,239

PLANT AND EQUIPMENT, net	39,102,439	41,267,655

OTHER ASSETS
Prepayments	3,315,566	3,658,748
Intangible assets, net	4,569,085	4,913,376
Deferred tax asset	597,850	520,147
Long-term deposit	634,642	397,300
Total other assets	9,117,143	9,489,571
Total assets	$89,743,403	$77,598,465

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short term loan - bank	$7,350,570	$7,972,190
Accounts payable, trade	747,253	1,726,158
Other payables and accrued liabilities	5,395,350	4,817,399
Other payables - related parties	196,894	2,584,104
Customer deposits	78,132	-
Taxes payable	1,927,055	1,098,093
Capital lease obligation-current portion	4,161,885	4,615,083
Dividends payable	-	7,994,125
Warrant liabilities	332,606	-
Total current liabilities	20,189,745	30,807,152

LONG TERM LIABILITIES
Capital lease obligation-net of current portion	100,941	138,952
Total long term liabilities	100,941	138,952
Total liabilities	20,290,686	30,946,104

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.00125 par value, 100,000,000 shares authorized, 11,869,938 and 8,000,000 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	14,838	10,000
Subscription receivable	(10,000)	(10,000)
Additional paid-in capital	40,166,016	19,011,464
Statutory reserves	3,922,228	3,922,228
Retained earnings	26,888,761	21,211,829
Accumulated other comprehensive (loss) income	(1,529,126)	2,506,840
Total equity	69,452,717	46,652,361
Total liabilities and equity	$89,743,403	$77,598,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
REVENUES
Bricks	$3,431,281	$3,899,094	$7,466,382	$8,075,328
Concrete	7,241,359	7,624,775	14,579,688	15,125,456
Recycling	1,919,020	-	3,896,458	-
TOTAL REVENUES	12,591,660	11,523,869	25,942,528	23,200,784

COST OF REVENUES
Bricks	1,533,857	1,555,768	3,319,481	3,188,208
Concrete	5,429,785	5,819,960	10,825,943	11,731,023
Recycling	838,435	-	1,561,760	-
TOTAL COST OF REVENUES	7,802,077	7,375,728	15,707,184	14,919,231

GROSS PROFIT	4,789,583	4,148,141	10,235,344	8,281,553

OPERATING EXPENSES:
Selling	106,262	169,805	250,910	365,763
General and administrative	1,363,588	993,093	2,142,213	1,599,667
Total operating expenses	1,469,850	1,162,898	2,393,123	1,965,430

INCOME FROM OPERATIONS	3,319,733	2,985,243	7,842,221	6,316,123

OTHER INCOME (EXPENSE), net
Interest income	26,134	11,490	46,037	28,421
Interest expense	(217,505)	(322,630)	(485,670)	(650,014)
Change in fair value of warrant liabilities	(205,425)	-	142,774	-
Foreign exchange transaction gain (loss)	3,699	-	(2,235)	-
Other finance expense	(341)	(447)	(16,851)	(758)
Other income (expense), net	155,842	(49,880)	205,176	(85,852)
Total other expense, net	(237,596)	(361,467)	(110,769)	(708,203)

INCOME BEFORE INCOME TAXES	3,082,137	2,623,776	7,731,452	5,607,920

PROVISION FOR INCOME TAXES	985,888	812,373	2,054,520	1,448,796

NET INCOME	2,096,249	1,811,403	5,676,932	4,159,124

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	(1,384,464)	46,124	(4,035,966)	49,145

COMPREHENSIVE INCOME	$711,785	$1,857,527	$1,640,966	$4,208,269

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	11,869,938	8,000,000	11,869,938	8,000,000

EARNINGS PER SHARE
Basic and diluted	$0.18	$0.23	$0.48	$0.52

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,676,932	$4,159,124
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	1,152,720	774,567
Amortization	62,971	27,542
Deferred tax benefit	(110,945)	(96,090)
Change in fair value of warrant liabilities	(142,774)	-
Stock based compensation expense	145,000	-
Gain from disposal of equipment	1,909	-
Change in operating assets and liabilities
Accounts receivable	(1,315,806)	(5,845,179)
Deposits and other receivables	(1,067,778)	(342,735)
Inventories	(220,972)	(202,265)
Advances to suppliers	(9,076)	(550,391)
Prepaid expense and other	309,588	(60,828)
Accounts payable, trade	(899,889)	(1,205,472)
Other payables and accrued liabilities	71,201	236,966
Customer deposits	80,110	(334,865)
Taxes payable	915,968	(179,693)
Net cash provided by (used in) operating activities	4,649,159	(3,619,319)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for equipment and construction in progress	(367,467)	(376,332)
Proceeds from disposal of equipment	6,320	-
Prepayments for construction-in-progress	(55,377)	(1,418,559)
Repayments from related parties	-	26,625
Payment for land use rights	(5,398)	-
Net cash used in investing activities	(421,922)	(1,768,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans - bank	4,977,000	3,170,700
Payments of short-term loans - bank	(5,135,000)	(2,634,120)
Repayments to related parties	(208,215)	(5,801,464)
Principal payments on capital lease obligations	(526,964)	(1,042,793)
Proceeds from issuance of IPO shares	11,510,157	-
Net cash provided by (used in) financing activities	10,616,978	(6,307,677)

EFFECT OF EXCHANGE RATE ON CASH	(1,584,743)	17,019

CHANGES IN CASH AND CASH EQUIVALENTS	13,259,472	(11,678,243)

CASH AND CASH EQUIVALENTS, beginning of period	16,470,299	19,732,770

CASH AND CASH EQUIVALENTS, end of period	$29,729,771	$8,054,527

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$1,622,865	$1,650,958
Cash paid for interest	$137,426	$668,927

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of construction-in-progress from prepayments-construction	$187,251	$2,747,443
Additions to plant and equipment, and construction-in-progress through other payables	$763,949	$589,165
Acquisition of machinery and equipment by capital leases	$309,174	$2,178,287
Repayments from related parties offset with other payable-related parties	$-	$910,560
Conversion of shareholders' debt to 1,593,538 ordinary shares	$9,959,613	$-
Issuance of ordinary shares for deferred compensation	$20,000	$-
Valuation of 112,500 warrants allocated to warrant liabilities from additional paid-in capital	$475,380	$-
Reclassification of payables for litigations from other payables - related parties	$205,564	$-

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

As a result of the foregoing contractual arrangements, which give Yulong WFOE effective control of the Yulong operating companies, obligate Yulong WFOE to absorb all of the risk of loss from their activities, and enable Yulong WFOE to receive all of their expected residual returns, the Company accounts for each Yulong operating company as a variable interest entity (“VIE”). Additionally, as the parent company of Yulong WFOE, the Company is considered the primary beneficiary of the Yulong operating companies. Accordingly, the Company consolidates the accounts of the Yulong operating companies for the three and six months ended December 31, 2015 and 2014, in accordance with Regulation S-X-3A-02 promulgated by the Securities Exchange Commission (“SEC”), and Accounting Standards Codification (“ASC”) 810-10, Consolidation.

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

Use of estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and footnotes. Significant accounting estimates reflected in the condensed consolidated financial statements include the useful lives and impairment of property, plant and equipment, collectability of receivables, realization of deferred tax assets, inventory valuation, warrant liabilities, stock-based compensation, and the present value of the net minimum lease payments of the capital lease. Actual results could differ from these estimates.

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

Translation adjustments included in accumulated other comprehensive income amounted to a loss of ($1,529,126) and income of $2,506,840 as of December 31 and June 30, 2015, respectively. The balance sheet amounts, with the exception of equity, at December 31 and June 30, 2015 were translated at 6.49 RMB and 6.11 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rate applied to statement of income and other comprehensive income accounts for the three months ended December 31, 2015 and 2014 was 6.39 RMB and 6.14 RMB, respectively. The average translation rate applied to statement of income and other comprehensive income accounts for the six months ended December 31, 2015 and 2014 was 6.33 RMB and 6.15 RMB, respectively. Cash flows are also translated at the average translation rate for the periods; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, it is not marked up subsequently based on changes in underlying facts and circumstances. As of December 31 and June 30, 2015, the Company determined that no reserves for obsolescence were necessary.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Impairment for long-lived assets

Long-lived assets, including buildings and improvements, equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31 and June 30, 2015, management believes there was no impairment.

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

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015:

	Carrying value at December 31, 2015	Fair value measurement at December 31, 2015
		Level 1	Level 2	Level 3
Warrant liabilities	$332,606	$-	$-	$332,606

Certain inputs used in the valuation of the Company’s warrants are observable and therefore considered level 2. However, as the Company is a newly listed public reporting company and thus lacks historical volatility data, management concluded that level 3 fair valuation measurement is appropriate.

The following is a reconciliation of the beginning and ending balances of warrant liabilities measured at fair value on a recurring basis using observable inputs as of December 31, 2015:

December 31, 2015
Beginning fair value	$-
Recognized fair value at issuance on July 1, 2015	475,380
Realized gain recorded in earnings	(142,774)
Ending fair value	$332,606

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

Shipping costs incurred in the delivery of products and depreciation expenses for transportation equipment (under Yulong Transport) are included in selling expense. Shipping costs amounted to $58,403 and $100,012 for the three months ended December 31, 2015 and 2014, respectively, and $140,014 and $195,171 for the six months ended December 31, 2015 and 2014, respectively. Depreciation expense amounted to $3,851 and $42,213 for the three months ended December 31, 2015 and 2014, respectively, and $41,070 and $107,698 for the six months ended December 31, 2015 and 2014, respectively.

Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. As of December 31 and June 30, 2015, $29,650,779 and $16,393,414 were deposited with various major financial institutions located in the PRC, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. Historically, deposits in Chinese banks are secure due to state policy to protect depositor interests. However, China promulgated a Bankruptcy Law in August 2006 that came into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures to provide for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the current Bankruptcy Law, a Chinese bank may file bankruptcy if it deems itself to be insolvent. In addition, since China’s concession to the World Trade Organization, foreign banks have been gradually permitted to operate in China and have intensified competition in many aspects, especially since the opening of the RMB business to foreign banks in late 2006. Therefore, the risk of bankruptcy at the institutions that the Company maintains deposits has increased. In the event of bankruptcy, the Company is unlikely to reclaim its deposits in full since it is unlikely to be classified as a secured creditor under PRC laws.

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

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Customer and vendor concentration risk

For the three months ended December 31, 2015, no customer accounted for more than 10% of the Company's total revenues. For the three months ended December 31, 2014, one customer accounted for 13% of the Company’s total revenues. For the six months ended December 31, 2015, no customer accounted for more than 10% of the Company’s total revenues. For the six months ended December 31, 2014, one customer accounted for 14% of the Company’s total revenues.

As of December 31, 2015, one customer accounted for more 14% of the Company’s total accounts receivable. As of June 30, 2015, two customers accounted for 12% and 11% of the Company’s total accounts receivable, respectively.

For the three months ended December 31, 2015, three suppliers accounted for 23%, 21% and 17% of the Company’s total purchases, respectively. For the three months ended December 31, 2014, five suppliers accounted for 20%, 15%, 15%, 15% and 11% of the Company's total purchases, respectively. For the six months ended December 31, 2015, four suppliers accounted for 27%, 17%, 16% and 10% of the Company’s total purchases, respectively. For the six months ended December 31, 2014, four suppliers accounted for 18%, 18%, 14% and 14% of the Company’s total purchases, respectively.

As of December 31, 2015, three suppliers accounted for 44%, 21% and 15% of the Company’s accounts payable balances, respectively. As of June 30, 2015, three suppliers accounted for 32%, 23% and 18% of the Company’s accounts payable balances, respectively.

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

As of December 31, 2015, Yulong WFOE and the VIEs had each filed income tax returns in China for the years ended December 31, 2010 to 2014. All such tax returns are subject to examination by the Chinese taxing authorities.

Warrant liabilities

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

Employee benefit

The full-time employees of Yulong WFOE and the VIEs are entitled to staff welfare benefits including medical care, housing fund, pension benefits and unemployment insurance, which are government mandated defined contribution plans. The Company is required to accrue for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant PRC regulations, and make cash contributions to the state-sponsored plans out of the amounts accrued. Total expense for the plans was $41,111 and $27,976 for the three months ended December 31, 2015 and 2014, respectively, and $75,911 and $58,319 for the six months ended December 31, 2015 and 2014, respectively.

Recently issued accounting pronouncements

In July 2015, the FASB issued ASU No. 2015-11, an amendment to Topic 330, for simplifying the measurement of inventory. The update requires that inventory be measured at the lower of cost and net realizable value where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  The amendment is intended to provide clarification on the measurement and disclosure of inventory in Topic 330 and not intended for those clarifications to result in any changes in practice. The ASU is effective for interim and annual periods beginning after December 15, 2016.  Early application is permitted for all entities and should be applied prospectively. The Company does not expect the adoption of ASU 2015-11 to have material impact on its financial position, results of operations or cash flows.

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

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. The update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The update applies to all entities that present a classified statement of financial position. For public business entities, the ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the ASU is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods with annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of ASU 2015-17 to have material impact on its financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective in developing this ASU is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Earlier application is permitted as of the beginning of the fiscal year of adoption for public entities if the entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The Company does not expect the adoption of ASU 2016-01 to have material impact on its financial position, results of operations or cash flows.

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

The carrying amount of the VIEs’ consolidated assets and liabilities are as follows:

	December 31, 2015	June 30, 2015
Current assets	$41,503,630	$26,547,906
Plant and equipment, net	39,102,439	41,267,655
Other noncurrent assets	8,517,143	9,489,571
Intercompany receivable	387,853	-
Total assets	89,511,065	77,305,132
Total liabilities	28,928,956	29,529,680
Net assets	$60,582,109	$47,775,452

The VIEs’ liabilities consist of the following:

	December 31, 2015	June 30, 2015
Current liabilities:
Short term loan - banks	$7,350,570	$7,972,190
Accounts payable	747,253	1,726,158
Other payables and accrued liabilities	5,056,589	3,711,210
Other payables - related parties	130,985	2,273,869
Customer deposits	78,132	-
Taxes payable	1,927,055	1,098,093
Capital lease obligations-current	4,161,885	4,615,083
Intercompany payable	9,375,546	7,994,125
Total current liabilities	28,828,015	29,390,728
Long term liabilities:
Capital lease obligations-non-current	100,941	138,952
Total long term liabilities	100,941	138,952
Total liabilities	$28,928,956	$29,529,680

The operating results of the VIEs are as follows:

	Three Months ended December 31,
	2015	2014
Revenue	$12,591,660	$11,523,869
Gross profit	$4,789,583	$4,148,141
Income from operations	$3,757,562	$3,259,419
Net income	$2,731,710	$2,085,579

	Six Months ended December 31,
	2015	2014
Revenue	$25,942,528	$23,200,784
Gross profit	$10,235,344	$8,281,553
Income from operations	$8,717,743	$6,694,645
Net income	$6,410,043	$4,537,645

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4 – Accounts receivable

Accounts receivable consisted of the following:

	December 31, 2015	June 30, 2015
Accounts receivable	$10,065,705	$9,329,495
Less: allowance for doubtful accounts	-	-
Total accounts receivable, net	$10,065,705	$9,329,495

Note 5 – Deposits and other receivables

Deposits and other receivables consisted of the following:

	December 31, 2015	June 30, 2015
Refundable deposits for equipment purchase	$749,392	$126,856
Deposit for outsourcing agreement (1)	138,690	147,330
Deposit for new project	53,935	8,185
Advances to employees	122,945	3,782
Total	$1,064,962	$286,153

(1)	In December 2011, Yulong Bricks agreed to outsource some brick production to Pingdingshan Hongrui New Construction Materials Co., Ltd., an unrelated third party, and paid approximately $138,690 (RMB 900,000) as security deposit, which is due on demand.

Note 6 – Inventories

Inventories consisted of the following:

	December 31, 2015	June 30, 2015
Raw materials	$454,092	$267,560
Semi-finished byproduct	69,440	6,196
Finished goods	34,877	90,498
Total inventories	$558,409	$364,254

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

As of December 31 and June 30, 2015, management believed that no inventory allowance was deemed necessary.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7 – Plant and equipment, net

Plant and equipment consisted of the following:

	December 31, 2015	June 30, 2015
Building and improvements	$21,143,704	$17,959,588
Machinery and equipment	8,125,471	7,861,193
Machinery and equipment under capital lease	2,150,006	1,883,535
Transportation equipment	889,292	938,202
Transportation equipment under capital lease	2,751,830	2,923,262
Office equipment	107,782	107,128
Construction-in-progress	11,922,382	16,889,716
Subtotal	47,090,467	48,562,624
Less: accumulated depreciation	(7,988,028)	(7,294,969)
Total	$39,102,439	$41,267,655

Construction-in-progress represents labor costs and materials incurred in connection with building CWM facilities, research and development center, office building and employee dormitory for Yulong Renewable. No depreciation is provided for construction-in-progress until it is completed and placed into service. Total budget for the construction of the CWM facilities is approximately $35.8 million, of which approximately $15.2 million was capitalized in plant and equipment. Construction was completed and formal operations at the CWM facilities commenced in April 2015. Renovation of the research center and the office building continues and is currently expected to be done by the end of June 2016.

Construction-in-progress consisted of the following as of December 31, 2015:

Construction-in-progress description	Value	Estimated completion date	Estimated additional cost to complete
CWM facilities, research and development center, office building and dormitory (1)	$11,915,106	June 2016	$5,349,514

(1)	As of December 31, 2015, approximately $3.3 million was included in prepayment (See Note 8), approximately $11.9 million was included in construction-in-progress, approximately $15.2 million was transferred to fixed assets, and approximately $5.3 million was not yet due. The Company may incur other costs in addition to what have been contracted for.

Depreciation expense is $584,706 and $415,456 for the three months ended December 31, 2015 and 2014, respectively, and $1,152,720 and $774,567 for the six months ended December 31, 2015 and 2014, respectively.

Machinery and equipment under capital lease

In March 2014, the Company entered into a lease agreement with a third party to lease an excavator for two years for approximately $140,000 (RMB 908,240). The lease requires a one-time payment of $35,727 and an additional $5,486 as a security deposit paid in March 2014, monthly lease payments of approximately $5,000 from June 2014 to May 2016, with interest rate per annum of 8.8%. The ownership of the excavator will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

In September 2014, the Company entered into a lease agreement with a third party to lease an excavator for two years for approximately $198,000 (RMB 1,285,000). The lease requires a one-time payment of $51,309 and an additional $7,921 as a security deposit paid in October 2014, monthly lease payments of approximately $7,000 from November 2014 to October 2016, with interest rate per annum of 8.7%. The ownership of the excavator will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

In September 2014, the Company entered into a lease agreement with a third party to lease an excavator for two years for approximately $137,000 (RMB 890,000). The lease requires a one-time payment of $35,727 and an additional $5,486 as a security deposit paid in October 2014, monthly lease payments of approximately $5,000 from November 2014 to October 2016, with interest rate per annum of 8.7%. The ownership of the excavator will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In September 2014, the Company entered into a lease agreement with a third party to lease a loader for eighteen months for approximately $52,000 (RMB 339,000). The lease requires a one-time payment of $16,717 and an additional $5,224 as a security deposit paid in October 2014, monthly lease payments of approximately $2,000 from November 2014 to April 2016, with interest rate per annum of 8.3%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

In September 2014, the Company entered into a lease agreement with a third party to lease a loader for eighteen months for approximately $52,000 (RMB 338,000). The lease requires a one-time payment of $16,667 and an additional $5,209 as a security deposit paid in October 2014, monthly lease payments of approximately $2,000 from November 2014 to April 2016, with interest rate per annum of 8.3%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

In June 2015, the Company entered into a lease agreement with a third party to lease an excavator for two years for approximately $137,000 (RMB 890,000). The lease requires a one-time payment of $35,727 and an additional $5,486 as a security deposit paid in October 2015, monthly lease payments of approximately $5,000 from October 2015 to September 2017, with interest rate per annum of 9.6%. The ownership of the excavator will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

In June 2015, the Company entered into a lease agreement with a third party to lease an excavator for two years for approximately $137,000 (RMB 890,000). The lease requires a one-time payment of $35,727 and an additional $5,486 as a security deposit paid in October 2015, monthly lease payments of approximately $5,000 from October 2015 to September 2017, with interest rate per annum of 9.6%. The ownership of the excavator will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

In June 2015, the Company entered into a lease agreement with a third party to lease a loader for eighteen months for approximately $52,000 (RMB 336,000). The lease requires a one-time payment of $16,569 and an additional $5,178 as a security deposit paid in October 2015, monthly lease payments of approximately $2,000 from October 2015 to March 2017, with interest rate per annum 9.5%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

In June 2015, the Company entered into a lease agreement with a third party to lease a loader for eighteen months for approximately $51,000 (RMB 330,000). The lease requires a one-time payment of $16,273 and an additional $5,085 as a security deposit paid in October 2015, monthly lease payments of approximately $2,000 from October 2015 to March 2017, with interest rate per annum 9.5%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

Transportation equipment under capital leases

In November 2012, the Company entered into a lease agreement with a third party to lease ten waste hauling trucks for two years for approximately of $621,000 (RMB 4,027,225), including $49,004 (RMB 318,000) as security deposits and $53,627 (RMB 348,000) for insurance. The lease also requires a one-time payment of $154,104 on April 30, 2013, monthly lease payments of approximately $30,000 from July 2013 to June 2014, and monthly lease payments of approximately $16,000 originally from July 2014 to June 2015, with interest rate at 16.8 % per annum. The ownership of the trucks has been transfer to the Company with an attached lien that will be removed if there is no default of the lease payments at the end of the extended lease term (see Note 12). As of December 31, 2015, approximately $141,000 of lease payments remained outstanding, which the Company expects to pay in full by the end of June 2016.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In January 2014, the Company entered into a memorandum of understanding to lease 100 waste hauling trucks with a third party for approximately $64,000 (RMB 418,000) per truck. In July 2014, the Company entered into a binding agreement with the same party to lease the first 30 trucks for two years for approximately $1,713,000 (RMB 11,115,000), or approximately $57,000 (RMB 370,500) per truck. The lease also requires a one-time payment of $360,594 (RMB 2,340,000) as security deposit paid in July 2014 and monthly lease payments of approximately $84,000 from August 2014 to July 2016, with interest rate at 15.6% per annum. The Company has an option to purchase the vehicles for $462 if there is no default of the lease payments at the end of the lease term (see Note 12). For the remaining 70 trucks, the Company maintains the option to enter into another binding agreement with the same third party in the near future if the Company decides not to purchase 300 pre-owned trucks from different companies after thorough evaluation.

Purchase of Mobile Recycling Stations

In July 2015, the Company entered into four agreements to purchase four mobile recycling stations for approximately $6.0 million (RMB 36,400,000) in the aggregate. As of December 31, 2015, the Company received one station with purchase price of approximately $616,000 (RMB 4,000,000), and paid approximately $110,000 (RMB 713,000).

The Company recognized approximately $37,000 and $87,000 of interest expense related to the above capital lease equipment for the three months ended December 31, 2015 and 2014, respectively, and $80,000 and $167,000 for the six months ended December 31, 2015 and 2014, respectively.

The Company recognized approximately $195,000 and $188,000 of depreciation expense related to the above capital lease equipment for the three months ended December 31, 2015 and 2014, respectively, and $383,000 and $308,000 for the six months ended December 31, 2015 and 2014, respectively.

The carrying value of assets under capital leases consisted of the following:

	December 31, 2015	June 30, 2015
Machinery and equipment	$2,150,006	$1,883,535
Transportation equipment	2,751,830	2,923,262
Subtotal	4,901,836	4,806,797
Less: accumulated depreciation	(1,349,337)	(1,036,884)
Total	$3,552,499	$3,769,913

Note 8 – Prepayments

Prepayments consisted of the following:

	December 31, 2015	June 30, 2015
Prepayment for equipment purchase	$6,934	$21,281
Prepayment for construction (1)	3,308,632	3,637,467
Total non-current	$3,315,566	$3,658,748

(1)	Prepayments for construction are advances made in connection with the construction of Yulong Renewable’s CWM facilities (see Note 7).

Note 9 – Intangibles, net

Intangible assets consisted of the following:

	December 31, 2015	June 30, 2015
Land use rights	$4,963,854	$5,267,495
Less: accumulated amortization	(394,769)	(354,119)
Total	$4,569,085	$4,913,376

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Land use rights

All land in the PRC is state-owned, but the government can grant “land use rights”. The Company acquired three land use rights in 2007, 2009 and 2015 for a total of $4,682,883 (RMB 30,388,600) and incurred $280,971 (RMB 1,823,301) of associated costs. The Company has not completed the ownership transfer registration for such rights. Pursuant to supplement land usage reimbursement agreements between Yulong Bricks and the Villagers’ Committee of Xiwuzhuang Village dated February 12, 2014, between Yulong Concrete and the Villagers’ Committee of Gaozhuang Village dated February 12, 2014, and between Yulong Renewable and the Villagers’ Committee of Lvzhuang Village dated September 6, 2015, the purchase price of each land use right will be accounted for as lease expense over 50 years, which will expire in December 2058 with respect to Yulong Bricks’ and Yulong Concrete’s rights, and in March 2065 with respect to Yulong Renewable’s right, until the Company can complete their transfer registrations.

Amortization expense for the three months ended December 31, 2015 and 2014 amounted to $25,070 and $13,796, respectively, and $62,971 and $27,542 for the six months ended December 31, 2015 and 2014, respectively.

The estimated amortization expenses for each of the five succeeding years is as follows:

Year ending December 31,	Estimated amortization expense

2016	$105,073
2017	105,073
2018	105,073
2019	105,073
2020	105,073
Thereafter	4,043,720
Total	$4,569,085

Note 10 – Short-term loans

Short-term loans represented amounts due to various banks, normally due within one year. The principal of the loans are due at maturity but can be renewed at the bank’s option. Interest is due monthly.

Short term loans due to banks consisted of the following:

	December 31, 2015	June 30, 2015

Loan from Pingdingshan Bank. $617,500 was due in April 2015, with annual interest of 12%. The Company repaid $257,360 in April 2015 and obtained the Bank’s approval to extend the remaining $360,140 until April 2016. Interest rate is 11.5% per annum. The loan’s guaranteed by Yulong Bricks, the executive director of Yulong Bricks, a third party, and the Company founder and his relatives.	$339,020	$360,140

Loan from Pingdingshan Rural Credit Cooperative Union. Guaranteed by the founder, his relative, Yulong Industry Company, a related party, and Yulong Bricks. Due in June 2015, with interest rate of 12.1% annually. The Company repaid the loan in July 2015.	-	2,373,650

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Loan from Pingdingshan Bank, matured in January 2015. Interest rate of 10.8% per annum. Guaranteed by a third party. The Company repaid $75,850 in January 2015 and extended the remaining $736,650, which matured in July 2015, with interest rate of 10.8% per annum. The Company repaid the loan in August 2015 with a new loan.	-	736,650

Loan from Pingdingshan Rural Credit Cooperative Union, matured in May 2015. Interest rate of 12.1% per annum. Guaranteed by Yulong Bricks, Yulong Transport and three relatives of the founder. The Company repaid $59,600 in May 2015 and obtained approval from the Union to extend the remaining balance through May 2016, with interest rate of 12.1% per annum. Guaranteed by Yulong Bricks, Yulong Concrete and the founder.	693,450	736,650

Loan from Pingdingshan Bank, matured in August 2015. Interest rate of 10.8% per annum. Guaranteed by Yulong Concrete, Yulong Transport, Yulong Renewable, the executive director of Yulong Bricks, the founder and his relatives. The loan was repaid in full.	-	818,500

Loan from Pingdingshan Rural Credit Cooperative Union, matured in December 2015. Interest rate of 12.6% per annum. Guaranteed by Yulong Transport, a third party, the founder and the executive director of Yulong Bricks. The Company has been negotiating the renewal of the loan and has a verbal agreement with the Union that the renewal will be processed in late February 2016.	1,541,000	1,637,000

Loan from Pingdingshan Bank, matures in March 2016. Interest rate is 10.2% per annum. Guaranteed by Yulong Concrete, Yulong Renewable, the executive director of Yulong Bricks, the founder and his relative.	616,400	654,800

Loan from China Construction Bank, matures in June 2016. Interest rate is 6.1% per annum. Guaranteed by Yulong Concrete and a third party.	616,400	654,800

Loan from Pingdingshan Rural Credit Cooperative Union, matures in July 2016. Interest rate is 12.1% per annum. Guaranteed by Yulong Bricks, Yulong Renewable, the founder and a company that he owns.	2,234,450	-

Loan from Pingdingshan Bank, matures in August 2016. Interest rate is 8.7% per annum. Guaranteed by a third party.	693,450	-

Loan from Pingdingshan Bank, matures in September 2016. Interest rate is 8.3% per annum. Guaranteed by Yulong Concrete, Yulong Industry and Yulong Renewable.	616,400	-

Total short-term loans - bank	$7,350,570	$7,972,190

Interest expense on debts for the three months ended September 30, 2015 and 2014 amounted to $180,560 and $235,600, respectively, and $405,271 and $482,796 for the six months ended December 31, 2015 and 2014, respectively. No interest expense has been capitalized into construction-in-progress since all borrowings were for working capital purposes.

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

Other payables - related parties consisted of the following:

Name of related parties	Relationship	Nature of transactions	December 31, 2015	June 30, 2015

Yulong Zhu	Founder	Loan for operating cash flows	$65,909	$2,342,541	(1)
Henan Yuliang Hotel Co., Ltd.	Owned by founder	Loan for operating cash flows	20,033	21,281
Lei Zhu	Relative of founder	Loan for operating cash flow	110,952	220,282	(2)
Total other payables			196,894	2,584,104

(1)	Converted approximately $1.5 million into the Company’s ordinary shares concurrently with the closing of the Company’s initial public offering of its ordinary shares on July 1, 2015 (the “IPO”), at the IPO price per share of $6.25 (the “IPO Price”).

(2)	Fully converted into shares of the Company’s ordinary shares concurrently with the closing of the IPO at the IPO Price.

Note 12 – Capital lease obligations

Capital lease obligations consisted of the following:

	December 31, 2015	June 30, 2015

Lease obligations for ten waste hauling trucks expired May 2015, lease payment at $24,787 per month with interest at 18.2% per annum. The lease obligation was extended to December 2015 and paid off.	$-	$334,323
Lease obligations for ten waste hauling trucks expired June 2015, lease payment at $30,154 and $15,514 per month from July 2013 to June 2014 and from July 2014 to June 2015, respectively, with interest at 16.8% per annum. In June 2015, lessor verbally agreed to extend due date of unpaid balance to June 2016.	140,701	290,552
Lease obligations for a loader expired in November 2015, lease payment at $2,481 per month with interest at 8.5% per annum. The lease obligation was paid off.	-	28,073
Lease obligations for an excavator expiring in May 2016, lease payment at $5,002 per month with interest at 8.8% per annum.	75,707	82,442
Lease obligations for thirty waste hauling trucks expiring in July 2016, lease payment at $83,838 per month with interest at 15.6% per annum.	1,512,130	1,673,890
Lease obligation for a loader expiring in April 2016, lease payment at $2,481 per month with interest at 8.3% per annum.	39,828	43,107
Lease obligation for a loader expiring in April 2016, lease payment at $2,474 per month with interest at 8.3% per annum.	39,710	42,979
Lease obligation for an excavator expiring in October 2016, lease payment at $7,223 per month with interest at 8.7% per annum.	143,060	156,228
Lease obligation for an excavator expiring in October 2016, lease payment at $5,002 per month with interest at 8.7% per annum	99,084	108,204
Lease obligation for a land use right which the Company expects to pay in full by June 30, 2016.	1,986,133	2,109,864

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Lease obligation for an excavator expiring in September 2017, lease payment at $5,002 per month with interest at 9.6% per annum	105,050	-
Lease obligation for an excavator expiring in September 2017, lease payment at $5,002 per month with interest at 9.6% per annum	105,050	-
Lease obligation for a loader expiring in March 2017, lease payment at $2,459 per month with interest at 9.5% per annum	36,887	-
Lease obligation for a loader expiring in March 2017, lease payment at $2,415 per month with interest at 9.5% per annum	36,228	-
Subtotal	4,319,568	4,869,662
Less: deferred interest	(56,742)	(115,627)
Capital lease obligations, net	4,262,826	4,754,035
Less: capital lease obligations - current	(4,161,885)	(4,615,083)
Capital lease obligations – non-current	$100,941	$138,952

As of December 31 and June 30, 2015 , the Company accrued interest of $200,053 and $179,264, respectively, in connection with its capital lease obligations, which interest is classified in the Company’s consolidated balance sheets under the caption “Other payables and accrued liabilities”. Interest expense on capital lease obligations for the three months ended December 31, 2015 and 2014 amounted to $36,945 and $87,030, respectively, and $80,399 and $167,218 for the six months ended December 31, 2015 and 2014, respectively.

Future annual capital lease payments approximately consist of the following:

Twelve months ending December 31,	Amount
2016	$4,161,885
2017	100,941
Total	$4,262,826

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

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Provision (benefit) for income taxes is comprised of the following:

	For the three months ended December 31,
	2015	2014

Current	$1,039,903	$779,367
Deferred	(54,015)	33,006
Total provision for income taxes	$985,888	$812,373

	For the six months ended December 31,
	2015	2014

Current	$2,165,465	$1,544,886
Deferred	(110,945)	(96,090)
Total provision for income taxes	$2,054,520	$1,448,796

The following table reconciles the statutory rates in China to the Company’s effective tax rate for the three months and six months ended December 31, 2015 and 2014:

	Three months ended December 31, 2015	Three months ended December 31, 2014

China income tax rate	25.0%	25.0%
Effect of allowance for temporary differences	(1.4%)	1.3%
Effect of permanent differences	8.4%	4.7%
Effective income tax rates	32.0%	31.0%

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six months ended December 31, 2015	Six months ended December 31, 2014

China income tax rate	25.0%	25.0%
Effect of allowance for temporary differences	(1.0%)	0.0%
Effect of permanent differences	2.6%	0.8%
Effective income tax rates	26.6%	25.8%

Deferred taxes

Significant components of deferred tax assets and liabilities are as follows:

	December 31, 2015	June 30, 2015

Deferred tax assets
Non-current
Startup cost	$206,026	$218,861
Plant and equipment	414,902	351,583
Intangible assets	(42,138)	(50,297)
Interest expense	19,060	-
Net operating loss carryforward in China	45,674	48,519
Total non-current deferred tax assets	643,524	568,666
Valuation allowance	(45,674)	(48,519)
Total non-current deferred tax assets, net	$597,850	$520,147

Uncertain tax positions

Aggregate undistributed earnings of Yulong WFOE and the VIEs that are available for distribution to the Company are approximately $29.5 million as of December 31, 2015. Such undistributed earnings are considered to be indefinitely reinvested, because the Company does not have any present plan to pay any cash dividends on its ordinary shares in the foreseeable future and intends to retain most of its available funds and any future earnings for use in the operation and expansion of its business. Accordingly, no deferred tax liability has been accrued for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to the Company as of December 31, 2015.

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

There were no unrecognized tax benefits as of December 31 and June 30, 2015. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions.

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

Taxes payable

Taxes payable consisted of the following:

	December 31, 2015	June 30, 2015

Income taxes payable	$1,455,283	$983,767
VAT taxes payable	377,066	102,077
Other taxes payable	94,706	12,249
Total	$1,927,055	$1,098,093

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

As of December 31 and June 30, 2015, Yulong WFOE and the VIEs collectively appropriated $3,922,228 of retained earnings for their statutory reserves.

As a result of the foregoing restrictions, Yulong WFOE and the VIEs are restricted in their ability to transfer their net assets to the Company.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Foreign exchange and other regulation in the PRC may further restrict Yulong WFOE and the VIEs from transferring funds to the Company in the form of dividends, loans and advances. As of December 31 and June 30, 2015, the aggregate net assets of Yulong WFOE and the VIEs amounted to $60,676,630 and $47,875,838, respectively.

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

In connection with the closing of the IPO, the Company:

●	granted a 45-days option to its underwriters to purchase up to 337,500 shares of ordinary shares, to cover over-allotments, which expired on August 15, 2015 without being exercised;

●	granted warrants to purchase up to 112,500 shares of ordinary shares in the aggregate, or 5% of the ordinary shares sold in the IPO, to the representative of its underwriters and an independent financial adviser for the IPO (the “warrants”);

●	granted 26,400 shares of ordinary shares in the aggregate to its CFO (20,000 shares vested concurrently with the closing of IPO) and two non-executive board members (3,200 shares each vesting quarterly from the closing of IPO) at $6.25 per share and valued at $165,000 in total; and

●	converted $9,959,613 in indebtedness to five shareholders, including its founder, into 1,593,538 shares of ordinary shares.

Stock-based compensation expenses amounted to $10,000 and $145,000 for the three months and six months ended December 31, 2015.

Conversion in related party indebtedness

Five shareholders of the Yulong operating companies, including the Company’s founder, converted the RMB equivalent of $9,959,613 due to them in the aggregate from the Yulong operating companies into the Company’s ordinary shares concurrently with the closing of the IPO at the IPO Price, or 1,593,538 shares.

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

The value of the warrant liabilities was $332,606 at December 31, 2015 and $475,380 at the issuance date on July 1, 2015. The decrease resulted in a $142,774 gain on change in fair value of warrants for the six months ended December 31, 2015.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Because the warrants are not traded on an active securities market, the Company estimates their fair value using the Cox-Ross-Rubinstein binomial model on December 31, 2015 and on July 1, 2015 as follows:

	December 31, 2015	July 1, 2015
Number of shares exercisable	112,500	112,500
Exercise price	$6.25	$6.25
Stock price	$4.46	$6.00
Expected term (years)	4.50	5.00
Risk-free interest rate	1.54%	1.63%
Expected volatility	99%	92%

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

A summary of changes in warrant activity is presented as follows:

	Six Months Ended December 31, 2015	Weighted Average Exercise Price	Average Remaining Contractual Life

Outstanding, beginning balance	-	-	-
Granted	112,500	$6.25	5.00
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, ending balance	112,500	$6.25	4.50

Note 15 — Earnings per share

The basic and diluted earnings per share are as follows:

	For the three months ended December 31, 2015	For the three months ended December 31, 2014

Net income	$2,096,249	$1,811,403
Weighted average shares outstanding - basic and diluted	11,869,938	8,000,000
Earnings per share - basic and diluted	$0.18	$0.23

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the six months ended December 31, 2015	For the six months ended December 31, 2014

Net income	$5,676,932	$4,159,124
Weighted average shares outstanding - basic and diluted	11,869,938	8,000,000
Earnings per share - basic and diluted	$0.48	$0.52

Warrants outstanding for the three months and six months ended December 31, 2015 and 2014 were not included in the dilutive shares calculation because the average per share price of the Company’s ordinary shares for the three months and six months ended December 31, 2015, was below the exercise price of the warrants.

Note 16 – Commitments and contingencies

Contingencies

From time to time, the Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity. Three of the four Yulong operating companies were parties to four civil lawsuits with judgment amounts of approximately $200,490 (RMB 1,301,038) in the aggregate, which amounts are included in other payables and accrued liabilities. As of December 31, 2015, approximately $20,000 (RMB 130,000) was paid for one lawsuit and approximately $7,000 (RMB 43,592) was paid in January 2016 for the same lawsuit (the judgement amount for this lawsuit has been fully paid at this time). The judgement amounts of approximately $174,000 (RMB 1,127,446) for the other lawsuits were not paid.

Guarantees

As of December 31, 2015, the Company guaranteed approximately $1.2 million for a bank loan of an unrelated third-party as follows:

Name	Guaranteed amount	Guarantee expiration date
Pingdingshan Yushi Automobile Accessory Sales Co., Ltd	$1,232,800	February 9, 2016

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

The operation and products of the three divisions are as follow:

1.	Yulong Bricks: production and sales of fly-ash bricks;

2.	Yulong Concrete and Yulong Transport: production and sales of ready-mixed concrete; and

3.	Yulong Renewable: hauling and processing of construction waste, and production and sales of recycled aggregates and recycled bricks.

The following represents results of divisional operations for the following three months ended December 31:

Revenues:	2015	2014
Yulong Bricks	$3,431,281	$3,899,094
Yulong Concrete and Yulong Transport	7,241,359	7,624,775
Yulong Renewable	1,919,020	-
Consolidated revenues	$12,591,660	$11,523,869

Gross profit:	2015	2014
Yulong Bricks	$1,897,424	$2,343,326
Yulong Concrete and Yulong Transport	1,811,574	1,804,815
Yulong Renewable	1,080,585	-
Consolidated gross profit	$4,789,583	$4,148,141

Income (loss) from operations:	2015	2014
Yulong Bricks	$1,797,110	$2,248,709
Yulong Concrete and Yulong Transport	1,634,509	1,521,210
Yulong Renewable	325,943	(510,500)
Subtotal	3,757,562	3,259,419
Yulong WFOE	(9,171)	-
Yulong HK	(234,658)	-
Yulong Eco-Materials	(194,000)	(274,176)
Consolidated income from operations	$3,319,733	$2,985,243

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Net income (loss):	2015	2014
Yulong Bricks	$1,403,882	$1,668,985
Yulong Concrete and Yulong Transport	1,153,125	1,031,658
Yulong Renewable	178,923	(615,064)
Subtotal	2,735,930	2,085,579
Yulong WFOE	(9,192)	-
Yulong HK	(234,767)	-
Yulong Eco-Materials	(395,722)	(274,176)
Consolidated net income	$2,096,249	$1,811,403

Depreciation and amortization:	2015	2014
Yulong Bricks	$132,786	$133,950
Yulong Concrete and Yulong Transport	49,550	88,608
Yulong Renewable	427,440	206,694
Consolidated depreciation and amortization	$609,776	$429,252

Interest expenses:	2015	2014
Yulong Bricks	$78,385	$114,358
Yulong Concrete and Yulong Transport	102,176	121,422
Yulong Renewable	36,944	86,850
Consolidated interest expenses	$217,505	$322,630

Capital expenditures:	2015	2014
Yulong Bricks	$42,659	$60,326
Yulong Concrete and Yulong Transport	7,784	28,089
Yulong Renewable	159,744	654,801
Consolidated capital expenditures	$210,187	$743,216

The following represents results of divisional operations for the following six months ended December 31:

Revenues:	2015	2014
Yulong Bricks	$7,466,382	$8,075,328
Yulong Concrete and Yulong Transport	14,579,688	15,125,456
Yulong Renewable	3,896,458	-
Consolidated revenues	$25,942,528	$23,200,784

Gross profit:	2015	2014
Yulong Bricks	$4,146,901	$4,887,120
Yulong Concrete and Yulong Transport	3,753,745	3,394,433
Yulong Renewable	2,334,698	-
Consolidated gross profit	$10,235,344	$8,281,553

Income (loss) from operations:	2015	2014
Yulong Bricks	$3,965,387	$4,693,584
Yulong Concrete and Yulong Transport	3,363,058	2,795,822
Yulong Renewable	1,389,298	(794,762)
Subtotal	8,717,743	6,694,644
Yulong WFOE	(9,171)	-
Yulong HK	(302,351)	-
Yulong Eco-Materials	(564,000)	(378,521)
Consolidated income from operations	$7,842,221	$6,316,123

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Net income (loss):	2015	2014
Yulong Bricks	$3,044,627	$3,538,333
Yulong Concrete and Yulong Transport	2,375,533	1,935,476
Yulong Renewable	989,883	(936,164)
Subtotal	6,410,043	4,537,645
Yulong WFOE	(7,082)	-
Yulong HK	(308,506)	-
Yulong Eco-Materials	(417,523)	(378,521)
Consolidated net income	$5,676,932	$4,159,124

Depreciation and amortization:	2015	2014
Yulong Bricks	$260,116	$267,460
Yulong Concrete and Yulong Transport	131,571	200,331
Yulong Renewable	824,004	334,318
Consolidated depreciation and amortization	$1,215,691	$802,109

Interest expenses:	2015	2014
Yulong Bricks	$194,782	$259,294
Yulong Concrete and Yulong Transport	210,489	223,502
Yulong Renewable	80,399	167,218
Consolidated interest expenses	$485,670	$650,014

Capital expenditures:	2015	2014
Yulong Bricks	$62,942	$80,924
Yulong Concrete and Yulong Transport	35,387	28,608
Yulong Renewable	329,913	1,685,359
Consolidated capital expenditures	$428,242	$1,794,891

The following represents assets of division as of December 31 and June 30, 2015:

Total Assets as of:	December 31, 2015	June 30, 2015
Yulong Bricks	$51,135,548	$37,840,558
Yulong Concrete and Yulong Transport	30,268,421	26,391,895
Yulong Renewable	42,559,352	40,638,270
Interdivision assets	(35,402,543)	(27,565,591)
Yulong WFOE	562,454	-
Yulong HK	126	-
Yulong Eco-Materials	620,045	293,333
Total Assets	$89,743,403	$77,598,465

Note 18 – Subsequent events

On January 19, 2016, the Company’s board of directors approved the following issuances of restricted shares of the Company’s ordinary shares:

●	31,279 shares to a consultant for certain business growth and strategic consulting services; and

●	95,967 shares to a consultant for financial reporting and internal control over financial reporting consulting services.

The shares were valued at $3.20 per share, based on the average closing price of the ordinary shares for the three months immediately preceding the board’s approval.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the three and six months ended December 31, 2015 and 2014, should be read in conjunction with our financial statements and the notes thereto that are included elsewhere in this report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

We do not have any equity interest in our VIEs, although we have been and are expected to continue to be dependent on our VIEs to operate our business. Instead, we control these entities through a series of contractual arrangements among our PRC subsidiary Zhengzhou Xing De Enterprise Management & Consulting Co., Ltd. (“Yulong WFOE”), our VIEs and their shareholders. While we believe that we have substantial control over our VIEs and their shareholders through the contractual arrangements, such control may not be as effective as direct ownership. Our VIEs and their shareholders may breach their obligations to us under the contractual arrangements, especially if they have a conflict of interest with us. In addition, the PRC government may determine that the contractual arrangements do not comply with applicable PRC regulations. Through the contractual arrangements, each VIE is obligated to pay a service fee in an amount equal to its net profit each fiscal quarter to Yulong WFOE. Such fee can be remitted to us as dividend by Yulong WFOE to our Hong Kong subsidiary China Xing De (Hong Kong) Limited, then to our British Virgin Islands subsidiary China Xing De (BVI) Limited, and finally us. Yulong WFOE, however, is required to set aside at least 10% of its after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital.

Recent Development

In October 2015, we established a branch office of Yulong Renewable in Shangqiu, Henan, to carry out construction waste hauling service for a section of the proposed high-speed rail line connecting the cities of Zhengzhou in Henan, and Xuzhou in Jiangsu Province, under a contract with the central government.

We are also evaluating a request from Shangqiu’s municipal government to consolidate the hauling of the city’s construction waste, which we believe would require us to establish a construction waste processing facility in Shangqiu similar to the one that Yulong Renewable currently operates in Pingdingshan. We would also house the second production line that has been planned for the Pingdingshan facility in Shangqiu. As such, we have suspended all activities relating to the second production line until we can complete our evaluation. As of the date of this report, however, we have not entered into any definitive agreement in connection with or relating to the request being evaluated.

Trends in Our Business

On a macro level, management has observed the following trends and uncertainties, which we believe may have a direct impact on our operations in the near future: (1) planned construction of new (mostly government) buildings in the new district and counties of Pingdingshan, which is consistent with the current policy of the central government favoring urbanization, should translate into increased new construction and drive the demand of construction materials for the next eight to ten years; (2) the national energy conservation policy since the beginning of calendar year 2013 should continue to impact our suppliers and drive up raw material costs for the foreseeable future until pollution can become manageable; (3) government efforts to control the residential real estate market can have significant impact on demand for construction materials, such as the decision by the Henan government in September 2014 to lift restriction on the number of residential properties one can purchase, and to reduce home mortgage rate, which we believe will be positive for the local real estate market and demand for construction materials; (4) our operations under Yulong Renewable are deemed “green” by the local government and therefore designated as one of “Henan Province First Class Grade A Important Construction Projects for 2014” by the Reform and Development Commission of Henan Province, based upon which we are currently applying for tax reduction, although there can be no assurance that our application will be approved; (5) we believe the CWM business that we launched in late April 2015 will continue to positively affect our revenue and net income in both short and long terms; and (6) the slowdown in our collection of accounts receivable that we have been experiencing since the quarter ended September 30, 2014, may continue at least for the next two fiscal quarters as our customers will likely seek to conserve cash in light of tighter bank lending to small and medium-size enterprises, and reduced availability of informal lending arrangements amongst private citizens and enterprises prevalent in our province due to expected government efforts to regulate such arrangements.

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

Three months ended December 31, 2015 and 2014

Revenue

Our revenue increased by $1,067,791 or 9.3% to $12,591,660, as compared to a year ago. Revenue attributable to bricks or brick revenue, revenue attributable to concrete or concrete revenue, and revenue attributable to CWM or CWM revenue, are as follows for the periods indicated:

	Revenue
	Bricks	Concrete	CWM				Total
			Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services
Revenue
Three months ended December 31, 2014	$3,899,094	$7,624,775	$-	$-	$-	$-	$11,523,869
Three months ended December 31, 2015	3,431,281	7,241,359	537,883	3,775	30,941	1,346,421	12,591,660
(Decrease) increase in $	$(467,813)	$(383,416)	$537,883	$3,775	$30,941	$1,346,421	$1,067,791
(Decrease) increase in %	(12.0%)	(5.0%)	N/A	N/A	N/A	N/A	9.3%

The main contributor of the revenue increase is the CWM revenue. We generate CWM revenue when we haul construction waste, when we process the waste at our mobile recycling stations, and when we sell recycled aggregates and recycled bricks. Our CWM business is still in its infancy (launched in April 2015) and our CWM revenue thus represented only 15.2% of total revenue. Brick revenue decreased slightly due to lower average selling price as a result of the value added tax or VAT discussed below, and depreciation of the RMB against the United States dollars as compared to a year ago, offset by increased sales volume from higher demand for fly-ash bricks. Concrete revenue decreased due to a slight decrease in sales volume and the depreciation of the Chinese currency.

The following tables present the average selling prices and quantities sold of our products and services for the periods indicated:

	Bricks	Concrete
Average selling price
Three months ended December 31, 2014	$31.9	$44.4
Three months ended December 31, 2015	25.6	43.8
Decrease in $	$(6.3)	$(0.6)
Decrease in %	(19.7)%	(1.4)%

Quantity sold (m3)
Three months ended December 31, 2014	122,183	171,642
Three months ended December 31, 2015	133,906	165,214
Increase (decrease)	11,723	(6,428)
Increase (decrease) in %	9.6%	(3.7)%

	CWM
	Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services	Waste Processing Services
Average selling price	Truckload	m3	m3	Jobsite	m3
Three months ended December 31, 2014	$-	$-	$-	$-	$-
Three months ended December 31, 2015	44.89	2.44	12.12	667.02	2.39
Increase	$44.89	$2.44	$12.12	$667.02	$2.39
Increase in %	N/A	N/A	N/A	N/A	N/A

Quantity sold
Three months ended December 31, 2014	-	-	-	-	-
Three months ended December 31, 2015	11,982	1,548	2,552	366	485,550
Increase	11,982	1,548	2,552	366	485,550
Increase in %	N/A	N/A	N/A	N/A	N/A

Under a tax regulation that went into effect in July 2015, bricks that Yulong Bricks produces, which were previously exempted from VAT, are now subject to a VAT rate of 17% which is payable by customers, although the regulation states that 70% of the tax is refundable by the government. Because we chose not pass on the tax increase to our customers in order to remain competitive, our average selling price decreased by approximately the same percentage as the VAT rate.

Cost of Revenue

Cost of revenue increased by $426,349, or 5.8%, to $7,802,077, as compared to the same period last year. Such cost for each of our revenue streams is presented in the following table:

	Cost of Revenue
	Bricks	Concrete	CWM				Total
			Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services
Cost of Revenue
Three months ended December 31, 2014	$1,555,768	$5,819,960	$-	$-	$-	$-	$7,375,728
Three months ended December 31, 2015	1,533,857	5,429,785	388,615	6,689	87,049	356,082	7,802,077
(Decrease) increase in $	$(21,911)	$(390,175)	$388,615	$6,689	$87,049	$356,082	$426,349
(Decrease) increase in %	(1.4%)	(6.7%)	N/A	N/A	N/A	N/A	5.8%

The average unit cost per cubic meter of bricks and concrete slightly decreased as follows, due to lower market prices for some raw materials (e.g., cement, coal and reclaimed lubricant for bricks, and cement and expansive admixtures for concrete):

	Average unit cost
	Bricks	Concrete
Three months ended December 31, 2014	$12.7	$33.9
Three months ended December 31, 2015	11.5	32.9
Decrease in $	$(1.2)	$(1.0)
Decrease in %	(9.4)%	(2.9)%

In addition to lower average unit cost, the depreciation of the RMB against the United States dollars also contributed to the decrease in cost of brick revenue, while lower sales volume also contributed to the decrease in cost of concrete revenue.

We also use third-party manufacturers generally when orders exceed our production capacities. Such third-party manufacturers produce bricks and concrete with their employees and equipment using our pre-formulated raw material blends and under our supervision, and allow us to stage the finished products (in the case of bricks) onsite until our customers take delivery. In return, we pay them a fee for every cubic meter of finished product, which is negotiated individually with each manufacturer. To date, such fees have been lower than our overhead and direct labor cost to produce a cubic meter of brick or concrete on our own. Based on the fees we paid for the three months ended December 31, 2014 and 2015, which remained consistent during such periods (i.e., $0.90 for bricks and $1.00 for concrete), such fees were approximately $2.40 and $2.00 lower per unit for bricks, respectively, and $1.00 lower per unit for concrete. Thus, were we to entirely produce internally during such periods, our cost of revenue would have increased by approximately $66,000 and $77,000 for bricks, respectively, and $43,000 and $37,000 for concrete, respectively, and our gross profit would have decreased accordingly. These fees, however, may change in the future depending on how much bricks or concrete we produce and thus how much overhead and direct labor cost we allocate to each resulting product unit. The brick manufacturer that we have been using lacks a sales department to develop business in the local market, while we are a principal customer of the concrete manufacturer that we have been using. Thus, we believe that we currently have more bargain power with respect to the fees that we pay these manufacturers.

The major component for the cost of CWM revenue is the depreciation of our hauling trucks and plant equipment. The following table presents the average unit cost for the components of our CWM revenue:

	Average unit cost
	CWM
	Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services	Waste Processing Services
	Truckload	m3	m3	Jobsite	m3
Three months ended December 31, 2014	$-	$-	$-	$-	$-
Three months ended December 31, 2015	32.43	4.32	34.11	170.78	0.60
Increase	$32.43	$4.32	$34.11	$170.78	$0.60
Increase in %	N/A	N/A	N/A	N/A	N/A

Gross Profit

Gross profit was $4,789,583, an increase of $641,442 or 15.5% from a year ago. Gross profit margin increased to approximately 38.0% from 36.0% in the second quarter of 2016.

Gross profit attributable to bricks was $1,897,424, a decrease of $445,902 or 19.0%, from a year ago. Gross profit margin was 55.3%, a decrease of 4.8%, from 60.1% a year ago. The reduced margin is consistent with lower average selling price affected by the imposition of the VAT discussed earlier.

Gross profit attributable to concrete was $1,811,574, an increase of $6,759 or 0.4%, from a year ago. Gross profit margin was 25.0%, an increase of 1.3%, from 23.7% a year ago. The increased margin is consistent with decreased average unit cost affected by lower raw material costs and lower sales volume.

Gross profit attributable to CWM was $1,080,585 for the three months ended December 31, 2015. Gross profit margin was 56.3%.

Operating Expenses

Operating expenses, which consist of selling expense and general and administrative (“G&A”) expenses, were $1.5 million, an increase of $0.3 million or 26.4% as compared to a year ago. G&A expenses, which increased by $0.4 million or 37.3%, were $1.4 million, including increased office and salary expenses of $0.1 million each, increased business development expense of $0.4 million to develop the market for our CWM business, and increased travel expense of $0.1 million mainly for travels to the United States to meet with potential investors, offset by a decrease of $0.5 million in start-up costs related to Yulong Renewable’s CWM facilities that commenced operations in April 2015. On the other hand, selling expense decreased by $0.06 million or 37.4%, to $0.11 million, due to a $0.04 million decrease in fuel costs as average gasoline price decreased by approximately $0.23 (RMB 1.50) per kiloliter during the period, and a $0.04 million decrease in depreciation expense when some of our concrete trucks were completely depreciated in the fourth quarter of fiscal 2014, offset by a $0.01 million increase in repair expense.

Although our efforts to control operating expenses are ongoing, we expect them to increase as we continue to expand our CWM business, and as professional fees for regulatory compliance matters are expected to increase as a public reporting company.

Other Income (Expense)

Other income (expense) includes finance expense (which consist of interest and other finance expenses, net of interest income), and income (expense) not related to our principal operations.

We had other expense of $237,596, as compared to other expense of $361,467 a year ago. Other expense consisted of $155,501 in other finance and non-operating income and $26,134 in interest income, offset by $217,505 in interest expense, $3,699 in foreign currency exchange translation gain and $205,425 loss on change in fair value of warrant liabilities.

Provision for Income Taxes

Provision for PRC income taxes increased by $173,515 to $985,888, as compared to a year ago, due to higher income before tax. While we incurred G&A expenses at our Cayman Islands holding company level (i.e., Yulong), we will not be able to utilize the resulting net operating loss in the future as Yulong is not subject to tax on income or capital gains under current Cayman Islands law. Therefore, the realization of our deferred tax assets is unlikely, since we are not subject to any income tax or credit under current Cayman Islands laws, and we have provided for a full valuation allowance against such deferred tax assets.

Net Income

Net income for the three months ended December 31, 2015 was $2,096,249, as compared to $1,811,403 for the same period last year.

Six months ended December 31, 2015 and 2014

Revenue

Our revenue increased by $2,741,744 or 11.8% to $25,942,528, as compared to a year ago. Brick revenue, concrete revenue and CWM revenue are as follows for the periods indicated:

	Revenue
	Bricks	Concrete	CWM				Total
			Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services
Revenue
Six months ended December 31, 2014	$8,075,328	$15,125,456	$-	$-	$-	$-	$23,200,784
Six months ended December 31, 2015	7,466,382	14,579,688	1,129,913	31,494	194,761	2,540,290	25,942,528
(Decrease) increase in $	$(608,946)	$(545,768)	$1,129,913	$31,494	$194,761	$2,540,290	$2,741,744
(Decrease) increase in %	(7.5%)	(3.6%)	N/A	N/A	N/A	N/A	11.8%

The main contributor of the revenue increase is the CWM revenue despite representing only 15.0% of total revenue. Brick and concrete revenues both decreased for the same reasons that they decreased during the three-month period discussed earlier.

The following tables present the average selling prices and quantities sold of our products and services for the periods indicated:

	Bricks	Concrete
Average selling price
Six months ended December 31, 2014	$31.9	$44.2
Six months ended December 31, 2015	25.9	44.1
Decrease in $	$(6.0)	$(0.1)
Decrease in %	(18.8)%	(0.2)%

Quantity sold (m3)
Six months ended December 31, 2014	252,926	342,490
Six months ended December 31, 2015	288,185	330,613
Increase (decrease)	35,259	(11,877)
Increase (decrease) in %	13.9%	(3.5)%

	CWM
	Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services	Waste Processing Services
Average selling price	Truckload	m3	m3	Jobsite	m3
Six months ended December 31, 2014	$-	$-	$-	$-	$-
Six months ended December 31, 2015	39.44	2.45	25.06	621.33	2.36
Increase	$39.44	$2.45	$25.06	$621.33	$2.36
Increase in %	N/A	N/A	N/A	N/A	N/A

Quantities sold
Six months ended December 31, 2014	-	-	-	-	-
Six months ended December 31, 2015	28,646	12,856	7,770	1,123	805,550
Increase	28,646	12,856	7,770	1,123	805,550
Increase in %	N/A	N/A	N/A	N/A	N/A

Cost of Revenue

Cost of revenue increased by $787,953, or 5.3%, to $15,707,184, as compared to the same period last year. Such cost for each of our revenue streams is presented in the following table:

	Cost of Revenue
	Bricks	Concrete	CWM				Total
			Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services
Cost of Revenue
Six months ended December 31, 2014	$3,188,208	$11,731,023	$-	$-	$-	$-	$14,919,231
Six months ended December 31, 2015	3,319,481	10,825,943	821,563	24,955	214,044	501,198	15,707,184
Increase (decrease) in $	$131,273	$(905,080)	$821,563	$24,955	$214,044	$501,198	$787,953
Increase (decrease) in %	4.1%	(7.7%)	N/A	N/A	N/A	N/A	5.3%

The average unit cost per cubic meter of bricks and concrete slightly decreased as follows:

	Average unit cost
	Bricks	Concrete
Six months ended December 31, 2014	$12.6	$34.3
Six months ended December 31, 2015	11.5	32.7
Decrease in $	$(1.1)	$(1.6)
Decrease in %	(8.7)%	(4.7)%

Thus, cost of brick revenue increased mainly as a function of higher sales volume while cost of concrete revenue decreased as a function of lower sales volume and lower average unit cost.

Based on the fees we paid third-party manufacturers for the six months ended December 31, 2014 and 2015, which remained consistent during such periods (i.e., $0.90 for bricks and $1.00 for concrete), such fees were approximately $2.30 and $2.10 lower per unit for bricks, respectively, and $1.00 lower per unit for concrete. Thus, were we to entirely produce internally during such periods, our cost of revenue would have increased by approximately $124,000 and $200,000 for bricks, respectively, and $82,000 and $70,000 for concrete, respectively, and our gross profit would have decreased accordingly.

The following table presents the average unit cost for the components of our CWM revenue:

	Average unit cost
	CWM
	Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services	Waste Processing Services
	Truckload	m3	m3	Jobsite	m3
Six months ended December 31, 2014	$-	$-	$-	$-	$-
Six months ended December 31, 2015	28.68	1.94	27.55	119.82	0.46
Increase	$28.68	$1.94	$27.55	$119.82	$0.46
Increase in %	N/A	N/A	N/A	N/A	N/A

Gross Profit

Gross profit was $10,235,344, an increase of $1,953,791 or 23.6% from a year ago. Gross profit margin increased to approximately 39.5% from 35.7% for the first half of fiscal 2016.

Gross profit attributable to bricks was $4,146,901, a decrease of $740,219 or 15.1%, from a year ago. Gross profit margin was 55.5%, a decrease of 5.0%, from 60.5% a year ago. The reduced margin is consistent with lower average selling price affected by the imposition of the VAT discussed earlier.

Gross profit attributable to concrete was $3,753,745, an increase of $359,312 or 10.6%, from a year ago. Gross profit margin was 25.7%, an increase of 3.3%, from 22.4% a year ago. The increased margin is consistent with decreased average unit cost affected by lower costs for raw materials and lower sales volume.

Gross profit attributable to CWM was $2,334,698 for the six months ended December 31, 2015. Gross profit margin was 59.9%.

Operating Expenses

Operating expenses were $2.4 million, an increase of $0.4 million or 21.8% as compared to a year ago. G&A expenses increased by $0.5 million or 33.9% to $2.1 million, including $0.1 million increase in stock-based compensation and $0.1 million increase in professional fees, $0.2 million increase in office expense, $0.3 million increase in salary expense, $0.4 million increase in business development expense, and $0.1 million increase in travel expense, offset by a decrease of $0.7 million in start-up costs related to Yulong Renewable’s CWM facilities. Selling expense, however, decreased by $0.1 million or 31.4%, to $0.25 million, due to a $0.06 million decrease in fuel expense as average gasoline price decreased by approximately $0.24 (RMB 1.50) per kiloliter during the period, and a $0.07 million decrease in depreciation expense when some of our concrete trucks were completely depreciated in the fourth quarter of fiscal 2014.

Other Income (Expense)

We had other expense of $110,769, as compared to other expense of $708,203 a year ago. Other expense consisted of $188,325 in other finance and non-operating income, $142,774 gain on change in fair value of warrant liabilities and $46,037 in interest income, offset by $485,670 in interest expense and $2,235 in foreign currency exchange translation loss.

Provision for Income Taxes

Provision for income taxes increased by $605,724 to $2,054,520, as compared to a year ago, due to higher income before tax.

Net Income

Net income for the six months ended December 31, 2015 was $5,676,932, as compared to $4,159,124 for the same period last year.

Liquidity and Capital Resources

Capital Resources

To date, we have financed our daily operations and capital investment in connection with our CWM facilities primarily through cash flow from operations, bank financing and financial support from our founder, including through some of his relatives and another company that he owns. We also completed the initial public offering of our ordinary shares (“IPO”) on July 1, 2015, with gross proceeds of approximately $14 million before deducting underwriting discounts and commissions and offering expenses payable by us.

We will require cash of approximately $23.0 million within the next twelve months, including $7.4 million to repay outstanding short-term bank loans, $6.1 million to satisfy accounts payable and other payables, $4.2 million to satisfy capital lease obligations and the purchase of a land use right, and $5.3 million to complete the renovation of our research and development center and office building for our CWM business. As of December 31, 2015, we had cash and cash equivalent of approximately $30.0 million (including net proceeds of approximately $11.5 million from our IPO) and accounts receivable of $10.1 million. As a result, we believe that our current working capital is sufficient to support our operations for the next 12 months.

Short-term Loans – Banks

We had $7.4 million and $8.0 million in short-term bank loans as of December 31 and June 30, 2015, respectively. Such loans mature in one year or less and must be repaid in full upon maturity. Based on our borrowing history, we believe the banks that we work with will renew our loans after they mature, as they had done in the past.

For additional discussion regarding our loans, please refer to Note 10 to our unaudited condensed consolidated financial statements included with this report.

Cash Flows

As of December 31, 2015, our cash was $29,729,771 as compared to $16,470,299 as of June 30, 2015. The following table presents a summary of our cash flows for the periods indicated:

	For the six months ended December 31,
	2015	2014
Net cash provided by (used in) operating activities	$4,649,159	$(3,619,319)
Net cash used in investing activities	(421,922)	(1,768,266)
Net cash provided by (used in) financing activities	10,616,978	(6,307,677)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2015, was primarily attributable to $5.7 million of net income, $1.1 million in non-cash adjustments for depreciation of our plant and equipment, deferred tax benefit pertaining to an increase in our deferred tax assets and change in fair value of warrant liabilities, and $0.9 million in taxes payable due to increased income before tax and the VAT imposed on our bricks, offset by cash outflows of a $1.3 million increase in accounts receivable due to slower collection when we extended credit terms for customers with long-term relationships, a $0.9 million decrease in accounts payable for payments to vendors, $0.1 million in other payables and accrued liabilities for expenses in connection with our IPO and interest on our capital leases, and a $1.1 million increase in deposits and other receivables for escrow deposits in connection with our indemnification obligations to the underwriter representative for our IPO.

Net cash used in operating activities totaled approximately $3.6 million for the six months ended December 31, 2014, and was primarily attributable to $4.2 million of net income, cash outflows of $1.2 million from payments of our accounts payable with vendors, $0.6 million advance payments to suppliers, and slower collection from customers that resulted in accounts receivable of $5.8 million, due to their outlook on the real estate market during this period and thus being more conservative with their cash flow management.

Net Cash Used in Investing Activities

For the six months ended December 31, 2015, we made prepayments of approximately $0.1 million, and payments of approximately $0.4 million, for construction-in-progress relating to Yulong Renewable’s facilities.

For the six months ended December 31, 2014, we made prepayments of approximately $1.4 million, and payments of approximately $0.4 million, for construction-in-progress relating to Yulong Renewable’s facilities.

Net Cash Provided by (Used in) Financing Activities

For the six months ended December 31, 2015, net cash provided by financing activities resulted from $5.0 million in bank loans, $5.1 million in bank loan repayments as they became due, $0.5 million in principal repayments on capital lease obligations, $11.5 million in net proceeds from our IPO, less $0.2 million in repayments to our founder for advancing certain payments on our behalf.

For the six months ended December 31, 2014, net cash used in financing activities resulted from $3.2 million in bank loans, $2.6 million in bank loan repayments as they became due, $1.0 million in principal repayments on capital lease obligations, and $5.8 million as interest-free loan from our founder to fund daily operation.

Off-balance Sheet Arrangements

As of December 31, 2015, we guaranteed a bank loan of an unrelated third party in the amount of $1.2 million, which guarantee expired on February 9, 2016. We did not, however, accrue any liability in connection with such guarantee because the borrower had been current in its repayment obligations and we had not experienced any losses from providing such guarantees in the past. We evaluated the guarantee and concluded that the likelihood of our having to make payments under the guarantee was remote and that the fair value of the stand-ready obligation under such commitment was not material. We extended the guarantee for one year due to our long-term relationship with and the credit worthiness of the borrower.

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

Sales revenue represents the invoiced value of goods, net of a VAT.

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

We also provide transportation service for our concrete customers. Revenue is recognized upon delivery of the concrete. Transportation service revenue is immaterial to our consolidated revenue for the periods presented in the accompanying financial statements

Accounts and other receivables

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

As of December 31, 2015, the fair value of building and improvements, equipment and intangible assets used in connection with the operations of Yulong Bricks, Yulong Concrete, Yulong Transport and Yulong Renewable exceeded their carrying value by approximately 435.6%. We use the cash flow model to determine the fair value of these assets. The key assumption of this model is the revenue generated from existing customers. We believe that such assumption provides us the best estimate of our future projected cash flow from these assets, net of any related cash outflow of cost, expenses and taxes.

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

Use of estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our accompanying consolidated financial statements and footnotes included in this Report. Significant accounting estimates reflected in our consolidated financial statements include the useful lives and impairment of property, plant and equipment, collectability of receivables, realization of deferred tax assets, inventory valuation, warrant liabilities, stock-based compensation, and the present value of the net minimum lease payments of the capital lease. Actual results could differ from these estimates.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. The update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The update applies to all entities that present a classified statement of financial position. For public business entities, the ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the ASU is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods with annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We do not expect the adoption of ASU 2015-17 to have material impact on our financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective in developing this ASU is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Earlier application is permitted as of the beginning of the fiscal year of adoption for public entities if the entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. We do not expect the adoption of ASU 2016-01 to have material impact on our financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended December 31, 2015, there were no material changes to the quantitative and qualitative information about market risk that we previously disclosed in Item 7A of our Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2015. Our disclosure controls and procedures are designed: (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that we continue to have the following material weakness in its internal control over financial reporting as of December 31, 2015:

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

Based on such evaluation, and considering the material weaknesses identified and discussed above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures at December 31, 2015 were not effective.

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

Despite the material weaknesses and deficiencies reported above, Chief Executive Officer and Chief Financial Officer believe that our consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

There have been no material changes to the Company’s risk factors which are included and described in our Annual Report and in our quarterly report on Form 10-Q for the three months ended September 30, 2015. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 19, 2016, we issued an aggregate of 127,264 shares of our ordinary shares in reliance upon the exemption from securities registration under Section 4(a)(2) of Securities Act of 1933, as amended, as follows:

●	We issued 31,279 shares to a consultant as compensation for two years of business consulting services to be provided by the consultant pursuant to a written agreement with him.

●	We issued 49,048 shares to another consultant as compensation for services provided by the consultant in connection with our financial reporting obligations and internal control implementation, and 46,919 shares as compensation for the same services to be provided the consultant, pursuant to a written agreement with the consultant.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

The disclosures required by Item 4 are not applicable to us, as we have no mining operations in the United States.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YULONG ECO-MATERIALS LIMITED

Dated: February 16, 2016	By:	/s/ Yulong Zhu
Yulong Zhu
Chief Executive Officer
(Principal Executive Officer)

Dated: February 16, 2016	By:	/s/ Zan Wu
Zan Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

