Form 10-Q
period 2016-03-31
Yulong Eco-Materials Ltd
filed 2016-05-16
CIK 1607741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

As of May 6, 2016, the registrant had 11,997,184 shares of ordinary shares outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,759,252	$16,470,299
Accounts receivable	14,120,224	9,329,495
Deposits and other receivables	1,092,865	286,153
Inventories	573,939	364,254
Advances to suppliers	118,291	17,421
Prepaid expenses and other	210,451	373,617
Total current assets	47,875,022	26,841,239

PLANT AND EQUIPMENT, net	39,289,978	41,267,655

OTHER ASSETS
Prepayments	2,853,914	3,658,748
Intangible assets, net	4,568,757	4,913,376
Deferred tax asset, net	665,575	520,147
Long-term deposit	611,043	397,300
Prepaid expenses-net of current portion	50,000	-
Total other assets	8,749,289	9,489,571

Total assets	$95,914,289	$77,598,465

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short term loan - bank	$7,398,270	$7,972,190
Accounts payable, trade	2,550,941	1,726,158
Other payables and accrued liabilities	5,605,400	4,817,399
Other payables - related parties	20,163	2,584,104
Customer deposits	537,698	-
Taxes payable	2,324,746	1,098,093
Capital lease obligation	4,217,120	4,615,083
Dividends payable	-	7,994,125
Warrant liabilities	295,943	-
Total current liabilities	22,950,281	30,807,152

LONG TERM LIABILITIES
Capital lease obligation-net of current portion	58,763	138,952

Total liabilities	23,009,044	30,946,104

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.00125 par value, 100,000,000 shares authorized, 11,997,184 and 8,000,000 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	14,997	10,000
Subscription receivable	(10,000)	(10,000)
Additional paid-in capital	40,572,662	19,011,464
Statutory reserves	3,922,228	3,922,228
Retained earnings	29,434,261	21,211,829
Accumulated other comprehensive (loss) income	(1,028,903)	2,506,840
Total equity	72,905,245	46,652,361

Total liabilities and equity	$95,914,289	$77,598,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
REVENUES
Bricks	$3,429,182	$3,685,593	$10,895,564	$11,760,921
Concrete	6,219,209	6,763,023	20,798,897	21,888,479
Recycling	1,556,473	-	5,452,931	-
TOTAL REVENUES	11,204,864	10,448,616	37,147,392	33,649,400

COST OF REVENUES
Bricks	1,548,895	1,466,709	4,868,376	4,654,917
Concrete	4,632,665	5,022,570	15,458,608	16,753,593
Recycling	712,495	-	2,274,255	-
TOTAL COST OF REVENUES	6,894,055	6,489,279	22,601,239	21,408,510

GROSS PROFIT	4,310,809	3,959,337	14,546,153	12,240,890

OPERATING EXPENSES:
Selling	85,335	144,026	336,245	509,789
General and administrative	670,288	779,574	2,812,501	2,379,241
Total operating expenses	755,623	923,600	3,148,746	2,889,030

INCOME FROM OPERATIONS	3,555,186	3,035,737	11,397,407	9,351,860

OTHER INCOME (EXPENSE), net
Interest income	28,372	17,423	74,409	45,844
Interest expense	(251,372)	(305,034)	(737,042)	(955,048)
Change in fair value of warrant liabilities	36,663	-	179,437	-
Other (expense) income, net	(12,558)	(52,098)	173,532	(138,708)
Total other expense, net	(198,895)	(339,709)	(309,664)	(1,047,912)

INCOME BEFORE INCOME TAXES	3,356,291	2,696,028	11,087,743	8,303,948

PROVISION FOR INCOME TAXES	810,791	648,591	2,865,311	2,097,387

NET INCOME	2,545,500	2,047,437	8,222,432	6,206,561

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	500,223	188,779	(3,535,743)	237,924

COMPREHENSIVE INCOME	$3,045,723	$2,236,216	$4,686,689	$6,444,485

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	11,970,616	8,000,000	11,903,375	8,000,000

EARNINGS PER SHARE
Basic and diluted	$0.21	$0.26	$0.69	$0.78

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,222,432	$6,206,561
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,709,408	1,198,259
Amortization	87,476	41,339
Deferred tax benefit	(174,091)	(209,497)
Change in fair value of warrant liabilities	(179,437)	-
Stock based compensation expense	419,105	-
Loss from disposal of equipment	7,031	-
Change in operating assets and liabilities
Accounts receivable	(5,321,713)	(2,498,564)
Deposits and other receivables	(1,044,262)	(338,204)
Inventories	(230,591)	(88,530)
Advances to suppliers	(102,007)	50,920
Prepaid expense and other	260,838	(37,447)
Accounts payable, trade	922,546	1,380,854
Other payables and accrued liabilities	142,552	848,571
Customer deposits	541,858	(387,244)
Taxes payable	1,294,278	(173,555)
Net cash provided by operating activities	6,555,423	5,993,463

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for equipment, construction in progress and land use rights	(371,459)	(398,669)
Prepayment for land use rights	-	(9,762)
Proceeds from disposal of equipment	7,190	-
Prepayments for construction-in-progress	(73,694)	(1,492,423)
Repayments from related parties	-	26,641
Net cash used in investing activities	(437,963)	(1,874,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans - bank	6,173,850	3,823,450
Payments of short-term loans - bank	(6,330,150)	(3,481,780)
Repayments to related parties	(645,902)	(7,167,070)
Principal payments on capital lease obligations	(536,012)	(1,131,942)
Proceeds from issuance of IPO shares, net	11,510,157	-
Net cash provided by (used in) financing activities	10,171,943	(7,957,342)

EFFECT OF EXCHANGE RATE ON CASH	(1,000,450)	92,627

CHANGES IN CASH AND CASH EQUIVALENTS	15,288,953	(3,745,465)

CASH AND CASH EQUIVALENTS, beginning of period	16,470,299	19,732,770

CASH AND CASH EQUIVALENTS, end of period	$31,759,252	$15,987,305

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$2,344,702	$2,430,403
Cash paid for interest	$196,120	$882,009

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of construction-in-progress from prepayments-construction	$675,425	$2,807,478
Additions to plant and equipment, and construction-in-progress through other payables	$853,445	$606,490
Acquisition of machinery and equipment by capital leases	$305,848	$2,179,627
Repayments from related parties offset with other payable-related parties	$-	$911,120
Conversion of shareholders' debt to 1,593,538 ordinary shares	$9,959,613	$-
Issuance of ordinary shares for deferred compensation	$152,700	$-
Valuation of 112,500 warrants allocated to warrant liabilities from additional paid-in capital	$475,380	$-
Reclassification of payables for litigations from other payables - related parties	$177,903	$-
Other receivable-related parties offset with other payable-related parties	$112,536	$-

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

As a result of the foregoing contractual arrangements, which give Yulong WFOE effective control of the Yulong operating companies, obligate Yulong WFOE to absorb all of the risk of loss from their activities, and enable Yulong WFOE to receive all of their expected residual returns, the Company accounts for each Yulong operating company as a variable interest entity (“VIE”). Additionally, as the parent company of Yulong WFOE, the Company is considered the primary beneficiary of the Yulong operating companies. Accordingly, the Company consolidates the accounts of the Yulong operating companies for the three and nine months ended March 31, 2016 and 2015, in accordance with Regulation S-X-3A-02 promulgated by the Securities Exchange Commission (“SEC”), and Accounting Standards Codification (“ASC”) 810-10, Consolidation.

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

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended June 30, 2015, that was filed with the SEC on September 28, 2015.

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

Translation adjustments included in accumulated other comprehensive income amounted to a loss of $1,028,903 and income of $2,506,840 as of March 31, 2016 and June 30, 2015, respectively. The balance sheet amounts, with the exception of equity, at March 31, 2016 and June 30, 2015 were translated at 6.45 RMB and 6.11 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rate applied to statement of income and other comprehensive income accounts for the three months ended March 31, 2016 and 2015 was 6.54 RMB and 6.12 RMB, respectively. The average translation rate applied to statement of income and other comprehensive income accounts for the nine months ended March 31, 2016 and 2015 was 6.40 RMB and 6.15 RMB, respectively. Cash flows are also translated at the average translation rate for the periods; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, demand deposits and time deposits placed with banks or other financial institutions which are unrestricted as to withdrawal and use and have original maturities of less than three months. Cash and cash equivalents also consist of funds for payment of Company expenses entrusted to the Company’s founder, which the founder agreed to convert into U.S. dollars in his personal capacity and make payments therefrom for the Company.

The Company entrusted RMB 3,000,000 ($465,300) to its founder. As of March 31, 2016, he converted and paid approximately RMB 194,000 ($30,000) of the Company’s U.S. expenses and returned approximately RMB 571,000 ($88,607) in unconverted funds to the Company. Subsequent to March 31, 2016, he converted and paid approximately RMB 815,000 ($126,433) of the Company’s U.S. expenses, and returned approximately RMB 1,420,000 ($220,260) of the unconverted funds to the Company.

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

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, it is not marked up subsequently based on changes in underlying facts and circumstances. As of March 31, 2016 and June 30, 2015, the Company determined that no reserves for obsolescence were necessary.

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

Prepayments

Prepayments represent advances made to certain suppliers for equipment purchases or advance made to contractors in connection with the Company’s construction-in-progress. Management regularly reviews aging of prepayments and records an allowance when management believes collection of equipment or services to be performed due are at risk. Advances aged over one year and considered uncollectible are written off after exhaustive efforts at collection. No allowance for doubtful accounts is considered necessary at the balance sheet dates.

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

Impairment for long-lived assets

Long-lived assets, including buildings and improvements, equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2016 and June 30, 2015, management believes there was no impairment.

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

The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, notes payable and other short-term payables, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. The Company determined that the carrying value of the noncurrent capital lease obligations approximated their fair value using level 2 inputs by comparing the stated loan interest rate to the rate charged by the People’s Bank of China on similar loans.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016:

	Carrying value at March 31, 2016	Fair value measurement at March 31, 2016
		Level 1	Level 2	Level 3
Warrant liabilities	$295,943	$-	$-	$295,943

Certain inputs used in the valuation of the Company’s warrants are observable and therefore considered level 2. However, as the Company is a newly listed public reporting company and thus lacks historical volatility data, management concluded that level 3 fair valuation measurement is appropriate.

The following is a reconciliation of the beginning and ending balances of warrant liabilities measured at fair value on a recurring basis using observable inputs as of March 31, 2016:

March 31, 2016
Beginning fair value	$-
Recognized fair value at issuance on July 1, 2015	475,380
Realized gain recorded in earnings	(179,437)
Ending fair value	$295,943

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Revenue from the Company’s brick and concrete businesses represents the invoiced value of goods, net of a value added tax (“VAT”).

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

CWM revenue also includes revenue from the following activities:

●	Hauling construction waste. The Company operates a fleet of trucks to haul the waste, consisting primarily of bricks and concrete, from construction and demolition sites. Revenue is recognized upon completion of hauling per truckload.

●	Processing construction waste at mobile recycling stations. Revenue is recognized either per cubic meter of waste processed or when processing at a jobsite is completed, depending on the contract terms.

●	Subcontracting waste hauling projects. The Company occasionally subcontracts waste hauling projects, whereby the subcontractors are the primary obligors to complete these projects, and the Company does not have any general credit risk as the services are prepaid by the customers. Sales and subcontracting costs from these subcontract arrangements are recorded at the net amount in accordance with ASC 605-45. The Company started to generate such revenue subsequent to March 31, 2016 and the amount is expected to be immaterial to the Company’s consolidated revenues for the year ending June 30, 2016.

Shipping and handling

Shipping and handling costs pertaining to raw material purchases are included in cost of revenue.

Shipping costs incurred in the delivery of products and depreciation expenses for transportation equipment (under Yulong Transport) are included in selling expense. Shipping costs amounted to $49,794 and $73,185 for the three months ended March 31, 2016 and 2015, respectively, and $189,808 and $268,356 for the nine months ended March 31, 2016 and 2015, respectively. Depreciation expense amounted to $2,919 and $40,701 for the three months ended March 31, 2016 and 2015, respectively, and $43,989 and $148,399 for the nine months ended March 31, 2016 and 2015, respectively.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. As of March 31, 2016 and June 30, 2015, $31,275,994 and $16,393,414 were deposited with various major financial institutions located in the PRC, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. Historically, deposits in Chinese banks are secure due to state policy to protect depositor interests. However, China promulgated a Bankruptcy Law in August 2006 that came into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures to provide for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the current Bankruptcy Law, a Chinese bank may file bankruptcy if it deems itself to be insolvent. In addition, since China’s concession to the World Trade Organization, foreign banks have been gradually permitted to operate in China and have intensified competition in many aspects, especially since the opening of the RMB business to foreign banks in late 2006. Therefore, the risk of bankruptcy at the institutions that the Company maintains deposits has increased. In the event of bankruptcy, the Company is unlikely to reclaim its deposits in full since it is unlikely to be classified as a secured creditor under PRC laws.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of customer creditworthiness and ongoing monitoring of outstanding balances. The Company maintains reserves for estimated credit losses if necessary, and such losses have generally been within expectations.

Customer and vendor concentration risk

For the three months ended March 31, 2016, two customers accounted for 17% and 13% of the Company's total revenues. For the three months ended March 31, 2015, no customer accounted for more than 10% of the Company’s total revenues. For the nine months ended March 31, 2016 and 2015, no customer accounted for more than 10% of the Company’s total revenues.

As of March 31, 2016, three customers accounted for 15%, 14% and 10% of the Company’s total accounts receivable. As of June 30, 2015, two customers accounted for 12% and 11% of the Company’s total accounts receivable, respectively.

For the three months ended March 31, 2016, three suppliers accounted for 22%, 22% and 19% of the Company’s total purchases, respectively. For the three months ended March 31, 2015, four suppliers accounted for 20%, 17%, 15% and 13% of the Company's total purchases, respectively. For the nine months ended March 31, 2016, three suppliers accounted for 26%, 18% and 17% of the Company’s total purchases, respectively. For the nine months ended March 31, 2015, four suppliers accounted for 19%, 17%, 15% and 14% of the Company’s total purchases, respectively.

As of March 31, 2016, four suppliers accounted for 22%, 19%, 17% and 15% of the Company’s accounts payable balances, respectively. As of June 30, 2015, three suppliers accounted for 32%, 23% and 18% of the Company’s accounts payable balances, respectively.

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

As of March 31, 2016, Yulong WFOE and the VIEs had each filed income tax returns in China for the years ended December 31, 2010 to 2014. All such tax returns are subject to examination by the Chinese taxing authorities.

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

Employee benefit

The full-time employees of Yulong WFOE and the VIEs are entitled to staff welfare benefits including medical care, housing fund, pension benefits and unemployment insurance, which are government mandated defined contribution plans. The Company is required to accrue for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant PRC regulations, and make cash contributions to the state-sponsored plans out of the amounts accrued. Total expense for the plans was $30,667 and $28,087 for the three months ended March 31, 2016 and 2015, respectively, and $106,578 and $86,406 for the nine months ended March 31, 2016 and 2015, respectively.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently issued accounting pronouncements

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The main objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for (1) public business entities, (2) not-for-profit entities that have issued, or are conduit bond obligors for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market, and (3) employee benefit plans that file financial statements with the SEC. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2010. Early adoption is permitted for all entities. The Company does not expect the adoption of ASU 2016-02 to have material impact on its financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective is to identity, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintain or improving the usefulness of the information provided to users of financial statements. The areas for simplification include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas apply only to nonpublic entities. For public business entities, the ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company does not expect the adoption of ASU 2016-09 to have material impact on its financial position, results of operations or cash flows.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The objective is to clarify the two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for these areas. The ASU affects the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. Management is evaluating the effect, if any, on the Company’s financial position, results of operations or cash flows.

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

The carrying amount of the VIEs’ consolidated assets and liabilities are as follows:

	March 31, 2016	June 30, 2015
Current assets	$47,416,424	$26,547,906
Plant and equipment, net	39,289,978	41,267,655
Other noncurrent assets	8,099,289	9,489,571
Intercompany receivable	147,247	-
Total assets	94,952,938	77,305,132
Total liabilities	31,743,727	29,529,680
Net assets	$63,209,211	$47,775,452

The VIEs’ liabilities consist of the following:

	March 31, 2016	June 30, 2015
Current liabilities:
Short term loan - banks	$7,398,270	$7,972,190
Accounts payable	2,550,941	1,726,158
Other payables and accrued liabilities	5,199,639	3,711,210
Other payables - related parties	20,163	2,273,869
Customer deposits	537,698	-
Taxes payable	2,324,746	1,098,093
Capital lease obligations-current	4,217,120	4,615,083
Intercompany payable	9,436,387	7,994,125
Total current liabilities	31,684,964	29,390,728
Long term liabilities:
Capital lease obligations-non-current	58,763	138,952
Total long term liabilities	58,763	138,952
Total liabilities	$31,743,727	$29,529,680

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The operating results of the VIEs are as follows:

	Three Months ended March 31,
	2016	2015
Revenue	$11,204,864	$10,448,616
Gross profit	$4,310,809	$3,959,337
Income from operations	$3,917,122	$3,267,153
Net income	$2,871,733	$2,278,854

	Nine Months ended March 31,
	2016	2015
Revenue	$37,147,392	$33,649,400
Gross profit	$14,546,153	$12,240,890
Income from operations	$12,634,865	$9,961,798
Net income	$9,281,776	$6,816,499

Note 4 – Deposits and other receivables

Deposits and other receivables consisted of the following:

	March 31, 2016	June 30, 2015
Refundable deposits for equipment purchase	$778,079	$126,856
Deposit for outsourcing agreement (1)	139,590	147,330
Deposit for new project	65,685	8,185
Advances to employees (2)	106,410	3,782
Deposit with government agency	3,101	-
Total	$1,092,865	$286,153

(1)	In December 2011, Yulong Bricks agreed to outsource some brick production to Pingdingshan Hongrui New Construction Materials Co., Ltd., an unrelated third party, and paid approximately $139,590 (RMB 900,000) as security deposit, which is due on demand.

(2)	The Company entrusts funds to its employees to pay certain of its expenses in the normal course of business, particularly for projects or jobsites beyond Pingdingshan.

Note 5 – Inventories

Inventories consisted of the following:

	March 31, 2016	June 30, 2015
Raw materials	$452,597	$267,560
Semi-finished byproduct	88,474	6,196
Finished goods	32,868	90,498
Total inventories	$573,939	$364,254

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 6 – Plant and equipment, net

Plant and equipment consisted of the following:

	March 31, 2016	June 30, 2015
Building and improvements	$25,522,626	$17,959,588
Machinery and equipment	8,178,200	7,861,193
Machinery and equipment under capital lease	2,163,958	1,883,535
Transportation equipment	881,724	938,202
Transportation equipment under capital lease	2,769,688	2,923,262
Office equipment	108,482	107,128
Construction-in-progress	8,266,328	16,889,716
Subtotal	47,891,006	48,562,624
Less: accumulated depreciation	(8,601,028)	(7,294,969)
Total	$39,289,978	$41,267,655

Construction-in-progress represents labor costs and materials incurred in connection with building CWM facilities, research and development center, office building and employee dormitory for Yulong Renewable. No depreciation is provided for construction-in-progress until it is completed and placed into service. Total budget for the construction of the CWM facilities is approximately $36.0 million, of which approximately $19.5 million was capitalized in plant and equipment. Construction was completed and formal operations at the CWM facilities commenced in April 2015. Renovation of the research center and the office building continues and is currently expected to be done by the end of June 2016.

Construction-in-progress consisted of the following as of March 31, 2016:

Construction-in-progress description	Value	Estimated completion date	Estimated additional cost to complete
Research and development center, office building and dormitory (1)	$8,259,005	June 2016	$5,156,588

(1)	As of March 31, 2016, approximately $2.8 million was included in prepayment (See Note 7), approximately $8.3 million was included in construction-in-progress, approximately $19.5 million was transferred to fixed assets, and approximately $5.2 million was not yet due. The Company may incur other costs in addition to what have been contracted for.

Depreciation expense is $556,688 and $423,692 for the three months ended March 31, 2016 and 2015, respectively, and $1,709,408 and $1,198,259 for the nine months ended March 31, 2016 and 2015, respectively.

Machinery and equipment under capital lease

In March 2014, the Company entered into a lease agreement with a third party to lease an excavator for two years for approximately $141,000 (RMB 908,240). The lease requires a one-time payment of $35,958 and an additional $5,522 as a security deposit paid in March 2014, monthly lease payments of approximately $5,000 from June 2014 to May 2016, with interest rate per annum of 8.8%. The ownership of the excavator will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 11).

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In September 2014, the Company entered into a lease agreement with a third party to lease an excavator for two years for approximately $199,000 (RMB 1,285,000). The lease requires a one-time payment of $51,642 and an additional $7,972 as a security deposit paid in October 2014, monthly lease payments of approximately $7,000 from November 2014 to October 2016, with interest rate per annum of 8.7%. The ownership of the excavator will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 11).

In September 2014, the Company entered into a lease agreement with a third party to lease an excavator for two years for approximately $138,000 (RMB 890,000). The lease requires a one-time payment of $35,958 and an additional $5,522 as a security deposit paid in October 2014, monthly lease payments of approximately $5,000 from November 2014 to October 2016, with interest rate per annum of 8.7%. The ownership of the excavator will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 11).

In September 2014, the Company entered into a lease agreement with a third party to lease a loader for eighteen months for approximately $53,000 (RMB 339,000). The lease requires a one-time payment of $16,825 and an additional $5,258 as a security deposit paid in October 2014, monthly lease payments of approximately $2,000 from November 2014 to April 2016, with interest rate per annum of 8.3%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 11). As of March 31, 2016, approximately $40,000 of lease payments remained outstanding. In May 2016, the lessor verbally agreed to extend the due date for the unpaid balance to October 2016.

In September 2014, the Company entered into a lease agreement with a third party to lease a loader for eighteen months for approximately $52,000 (RMB 338,000). The lease requires a one-time payment of $16,776 and an additional $5,242 as a security deposit paid in October 2014, monthly lease payments of approximately $2,000 from November 2014 to April 2016, with interest rate per annum of 8.3%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 11). As of March 31, 2016, approximately $40,000 of lease payments remained outstanding. In May 2016, the lessor verbally agreed to extend the due date for the unpaid balance to October 2016.

In June 2015, the Company entered into a lease agreement with a third party to lease an excavator for two years for approximately $138,000 (RMB 890,000). The lease requires a one-time payment of $35,958 and an additional $5,522 as a security deposit paid in October 2015, monthly lease payments of approximately $5,000 from October 2015 to September 2017, with interest rate per annum of 9.6%. The ownership of the excavator will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 11).

In June 2015, the Company entered into a lease agreement with a third party to lease an excavator for two years for approximately $138,000 (RMB 890,000). The lease requires a one-time payment of $35,958 and an additional $5,522 as a security deposit paid in October 2015, monthly lease payments of approximately $5,000 from October 2015 to September 2017, with interest rate per annum of 9.6%. The ownership of the excavator will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 11).

In June 2015, the Company entered into a lease agreement with a third party to lease a loader for eighteen months for approximately $52,000 (RMB 336,000). The lease requires a one-time payment of $16,676 and an additional $5,211 as a security deposit paid in October 2015, monthly lease payments of approximately $2,000 from October 2015 to March 2017, with interest rate per annum 9.5%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 11).

In June 2015, the Company entered into a lease agreement with a third party to lease a loader for eighteen months for approximately $51,000 (RMB 330,000). The lease requires a one-time payment of $16,379 and an additional $5,118 as a security deposit paid in October 2015, monthly lease payments of approximately $2,000 from October 2015 to March 2017, with interest rate per annum 9.5%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 11).

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Transportation equipment under capital leases

In November 2012, the Company entered into a lease agreement with a third party to lease ten waste hauling trucks for two years for approximately of $625,000 (RMB 4,027,225), including $49,322 (RMB 318,000) as security deposits and $53,975 (RMB 348,000) for insurance. The lease also requires a one-time payment of $155,104 on April 30, 2013, monthly lease payments of approximately $30,000 from July 2013 to June 2014, and monthly lease payments of approximately $16,000 originally from July 2014 to June 2015, with interest rate at 16.8 % per annum. The ownership of the trucks has been transfer to the Company with an attached lien that will be removed if there is no default of the lease payments at the end of the extended lease term (see Note 11). As of March 31, 2016, approximately $142,000 of lease payments remained outstanding, which the Company expects to pay in full by the end of June 2016.

In January 2014, the Company entered into a memorandum of understanding to lease 100 waste hauling trucks with a third party for approximately $65,000 (RMB 418,000) per truck. In July 2014, the Company entered into a binding agreement with the same party to lease the first 30 trucks for two years for approximately $1,724,000 (RMB 11,115,000), or approximately $57,000 (RMB 370,500) per truck. The lease also requires a one-time payment of $362,934 (RMB 2,340,000) as security deposit paid in July 2014 and monthly lease payments of approximately $84,000 from August 2014 to July 2016, with interest rate at 15.6% per annum. The Company has an option to purchase the vehicles for $465 if there is no default of the lease payments at the end of the lease term (see Note 11). For the remaining 70 trucks, the Company maintains the option to enter into another binding agreement with the same third party in the near future if the Company decides not to purchase 300 pre-owned trucks from different companies after thorough evaluation.

Purchase of Mobile Recycling Stations

In July 2015, the Company entered into four agreements to purchase four mobile recycling stations for approximately $6.0 million (RMB 36,400,000) in the aggregate. As of March 31, 2016, the Company received one station with purchase price of approximately $620,000 (RMB 4,000,000), and paid approximately $111,000 (RMB 713,000).

The Company recognized approximately $190,000 and $192,000 of depreciation expense related to the above capital lease equipment for the three months ended March 31, 2016 and 2015, respectively, and $573,000 and $500,000 for the nine months ended March 31, 2016 and 2015, respectively.

The carrying value of assets under capital leases consisted of the following:

	March 31, 2016	June 30, 2015
Machinery and equipment	$2,163,958	$1,883,535
Transportation equipment	2,769,688	2,923,262
Subtotal	4,933,646	4,806,797
Less: accumulated depreciation	(1,550,677)	(1,036,884)
Total	$3,382,969	$3,769,913

Note 7 – Prepayments

Prepayments consisted of the following:

	March 31, 2016	June 30, 2015
Prepayment for equipment purchase	$6,979	$21,281
Prepayment for construction (1)	2,846,935	3,637,467
Total non-current	$2,853,914	$3,658,748

(1)	Prepayments for construction are advances made in connection with the construction of Yulong Renewable’s facilities (see Note 6).

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 – Intangibles, net

Intangible assets consisted of the following:

	March 31, 2016	June 30, 2015
Land use rights	$4,991,077	$5,267,495
Less: accumulated amortization	(422,320)	(354,119)
Total	$4,568,757	$4,913,376

Land use rights

All land in the PRC is state-owned, but the government can grant “land use rights”. The Company acquired three land use rights in 2007, 2009 and 2015 for a total of $4,713,272 (RMB 30,388,600) and incurred $277,805 (RMB 1,791,136) of associated costs. The Company has not completed the ownership transfer registration for such rights. Pursuant to supplement land usage reimbursement agreements between Yulong Bricks and the Villagers’ Committee of Xiwuzhuang Village dated February 12, 2014, between Yulong Concrete and the Villagers’ Committee of Gaozhuang Village dated February 12, 2014, and between Yulong Renewable and the Villagers’ Committee of Lvzhuang Village dated September 6, 2015, the purchase price of each land use right will be accounted for as lease expense over 50 years, which will expire in December 2058 with respect to Yulong Bricks’ and Yulong Concrete’s rights, and in March 2065 with respect to Yulong Renewable’s right, until the Company can complete their transfer registrations.

Amortization expense for the three months ended March 31, 2016 and 2015 amounted to $24,505 and $13,797, respectively, and $87,476 and $41,339 for the nine months ended March 31, 2016 and 2015, respectively.

The estimated amortization expenses for each of the five succeeding years is as follows:

Year ending March 31,	Estimated amortization expense

2017	$104,968
2018	104,968
2019	104,968
2020	104,968
2021	104,968
Thereafter	4,043,917
Total	$4,568,757

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 – Short-term loans

Short-term loans represented amounts due to various banks, normally due within one year. The principal of the loans are due at maturity but can be renewed at the bank’s option. Interest is due monthly.

Short term loans due to banks consisted of the following:

	March 31, 2016	June 30, 2015

Loan from Pingdingshan Bank. $617,500 was due in April 2015, with annual interest of 12%. The Company repaid $257,360 in April 2015 and obtained the bank’s approval to extend the remaining $360,140 until April 2016, and is negotiating with the bank to further extend the due date. Interest rate is 11.5% per annum. The loan’s guaranteed by Yulong Bricks, the executive director of Yulong Bricks, a third party, and the Company founder and his relatives.	$341,220	$360,140

Loan from Pingdingshan Rural Credit Cooperative Union. Guaranteed by the founder, his relative, Yulong Industry Company, a related party, and Yulong Bricks. Due in June 2015, with interest rate of 12.1% annually. The Company repaid the loan in July 2015.	-	2,373,650

Loan from Pingdingshan Bank, matured in January 2015. Interest rate of 10.8% per annum. Guaranteed by a third party. The Company repaid $75,850 in January 2015 and extended the remaining $736,650, which matured in July 2015, with interest rate of 10.8% per annum. The Company repaid the loan in August 2015 with a new loan.	-	736,650

Loan from Pingdingshan Rural Credit Cooperative Union, matured in May 2015. Interest rate of 12.1% per annum. Guaranteed by Yulong Bricks, Yulong Transport and three relatives of the founder. The Company repaid $59,600 in May 2015 and obtained approval from the Union to extend the remaining balance through May 14, 2016, with interest rate of 12.1% per annum. Guaranteed by Yulong Bricks, Yulong Concrete and the founder.	697,950	736,650

Loan from Pingdingshan Bank, matured in August 2015. Interest rate of 10.8% per annum. Guaranteed by Yulong Concrete, Yulong Transport, Yulong Renewable, the executive director of Yulong Bricks, the founder and his relatives. The loan was repaid in full.	-	818,500

Loan from Pingdingshan Rural Credit Cooperative Union, matured in December 2015. Interest rate of 12.6% per annum. Guaranteed by Yulong Transport, a third party, the founder and the executive director of Yulong Bricks. The loan was repaid in full in April 2016.	1,551,000	1,637,000

Loan from Pingdingshan Bank, matured in March 2016. Interest rate is 10.2% per annum. Guaranteed by Yulong Concrete, Yulong Renewable, the executive director of Yulong Bricks, the founder and his relative. The loan was repaid.	-	654,800

Loan from China Construction Bank, matures in June 2016. Interest rate is 6.1% per annum. Guaranteed by Yulong Concrete and a third party.	620,400	654,800

Loan from Pingdingshan Rural Credit Cooperative Union, matures in July 2016. Interest rate is 12.1% per annum. Guaranteed by Yulong Bricks, Yulong Renewable, the founder and a company that he owns.	2,248,950	-

Loan from Pingdingshan Bank, matures in August 2016. Interest rate is 8.7% per annum. Guaranteed by a third party.	697,950	-

Loan from Pingdingshan Bank, matures in September 2016. Interest rate is 8.3% per annum. Guaranteed by Yulong Concrete, Yulong Industry and Yulong Renewable.	620,400	-

Loan from Pingdingshan Bank, matures in March 2017. Interest rate is 8.7% per annum. Guaranteed by Yulong Renewable, Yulong Industry and Yulong Concrete.	620,400	-

Total short-term loans - bank	$7,398,270	$7,972,190

Interest expense on short-term loans for the three months ended March 31, 2016 and 2015 amounted to $224,144 and $232,799, respectively, and $629,415 and $715,595 for the nine months ended March 31, 2016 and 2015, respectively. No interest expense has been capitalized into construction-in-progress since all borrowings were for working capital purposes.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10 – Related party transactions

Other payables - related parties

Other payables – related parties are nontrade payables arising from transactions between the Company and certain related parties, such as loans from such related parties. The loans are unsecured and non-interest bearing. Current payables are due on demand.

Other payables - related parties consisted of the following:

Name of related parties	Relationship	Nature of transactions	March 31, 2016	June 30, 2015

Yulong Zhu	Founder	Loan for operating cash flows	$-	$2,342,541	(1)
Henan Yuliang Hotel Co., Ltd.	Owned by founder	Loan for operating cash flows	20,163	21,281
Lei Zhu	Relative of founder	Loan for operating cash flow	-	220,282	(2)
Total other payables			$20,163	$2,584,104

(1)	Converted approximately $1.5 million into the Company’s ordinary shares concurrently with the closing of the Company’s initial public offering of its ordinary shares on July 1, 2015 (the “IPO”), at the IPO price per share of $6.25 (the “IPO Price”).

(2)	Fully converted into shares of the Company’s ordinary shares concurrently with the closing of the IPO at the IPO Price.

Note 11 – Capital lease obligations

Capital lease obligations consisted of the following:

	March 31, 2016	June 30, 2015

Lease obligations for ten waste hauling trucks expired May 2015, lease payment at $24,947 per month with interest at 18.2% per annum. The lease obligation was extended to December 2015 and paid off.	$-	$334,323
Lease obligations for ten waste hauling trucks expired June 2015, lease payment at $30,349 and $15,615 per month from July 2013 to June 2014 and from July 2014 to June 2015, respectively, with interest at 16.8% per annum. In June 2015, lessor verbally agreed to extend due date for the unpaid balance to June 2016.	141,610	290,552
Lease obligations for a loader expired in November 2015, lease payment at $2,497 per month with interest at 8.5% per annum. The lease obligation was paid off.	-	28,073
Lease obligations for an excavator expiring in May 2016, lease payment at $5,035 per month with interest at 8.8% per annum.	71,111	82,442
Lease obligations for thirty waste hauling trucks expiring in July 2016, lease payment at $84,382 per month with interest at 15.6% per annum.	1,503,107	1,673,890
Lease obligation for a loader expired in April 2016, lease payment at $2,497 per month with interest at 8.3% per annum. In May 2016, the lessor verbally agreed to extend the due date for the unpaid balance to October 2016.	39,933	43,107
Lease obligation for a loader expired in April 2016, lease payment at $2,490 per month with interest at 8.3% per annum. In May 2016, the lessor verbally agreed to extend the due date for the unpaid balance to October 2016.	39,815	42,979
Lease obligation for an excavator expiring in October 2016, lease payment at $7,270 per month with interest at 8.7% per annum.	142,623	156,228
Lease obligation for an excavator expiring in October 2016, lease payment at $5,035 per month with interest at 8.7% per annum.	98,781	108,204
Lease obligation for a land use right which the Company expects to pay in full by June 30, 2016.	1,989,070	2,109,864
Lease obligation for a loader expiring in March 2017, lease payment at $2,475 per month with interest at 9.5% per annum.	36,348	-
Lease obligation for a loader expiring in March 2017, lease payment at $2,431 per month with interest at 9.5% per annum.	35,699	-

Lease obligation for an excavator expiring in September 2017, lease payment at $5,035 per month with interest at 9.6% per annum.	103,509	-
Lease obligation for an excavator expiring in September 2017, lease payment at $5,035 per month with interest at 9.6% per annum.	103,509	-
Subtotal	4,305,115	4,869,662
Less: deferred interest	(29,232)	(115,627)
Capital lease obligations, net	4,275,883	4,754,035
Less: capital lease obligations - current	(4,217,120)	(4,615,083)
Capital lease obligations – non-current	$58,763	$138,952

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2016 and June 30, 2015 , the Company accrued interest of $229,229 and $179,264, respectively, in connection with its capital lease obligations, which interest is classified in the Company’s consolidated balance sheets under the caption “Other payables and accrued liabilities”. Interest expense on capital lease obligations for the three months ended March 31, 2016 and 2015 amounted to $27,228 and $72,235, respectively, and $107,627 and $239,453 for the nine months ended March 31, 2016 and 2015, respectively.

Future annual capital lease payments approximately consist of the following:

Twelve months ending March 31,	Amount
2017	$4,217,120
2018	58,763
Total	$4,275,883

Note 12 – Taxes

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

Provision (benefit) for income taxes is comprised of the following:

	For the three months ended March 31,
	2016	2015

Current	$873,937	$761,998
Deferred	(63,146)	(113,407)
Total provision for income taxes	$810,791	$648,591

	For the nine months ended March 31,
	2016	2015

Current	$3,039,402	$2,306,884
Deferred	(174,091)	(209,497)
Total provision for income taxes	$2,865,311	$2,097,387

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table reconciles the statutory rates in China to the Company’s effective tax rate for the three months and nine months ended March 31, 2016 and 2015:

	Three months ended March 31, 2016	Three months ended December 31, 2014

China income tax rate	25.0%	25.0%
Effect of allowance for temporary differences	(2.0%)	(4.3%)
Effect of permanent differences	1.2%	3.4%
Effective income tax rates	24.2%	24.1%

	Nine months ended March 31, 2016	Nine months ended March 31, 2015

China income tax rate	25.0%	25.0%
Effect of allowance for temporary differences	(1.3%)	0.0%
Effect of permanent differences	2.1%	0.0%
Effective income tax rates	25.8%	25.0%

Deferred taxes

Significant components of deferred tax assets and liabilities are as follows:

	March 31, 2016	June 30, 2015

Deferred tax assets
Startup cost	$207,363	$218,861
Plant and equipment	445,071	351,583
Intangible assets	(40,775)	(50,297)
Others	53,916	-
Net operating loss carryforward in China	45,970	48,519
Total deferred tax assets	711,545	568,666
Valuation allowance	(45,970)	(48,519)
Total deferred tax assets, net	$665,575	$520,147

Uncertain tax positions

Aggregate undistributed earnings of Yulong WFOE and the VIEs that are available for distribution to the Company are approximately $32.4 million as of March 31, 2016. Such undistributed earnings are considered to be indefinitely reinvested, because the Company does not have any present plan to pay any cash dividends on its ordinary shares in the foreseeable future and intends to retain most of its available funds and any future earnings for use in the operation and expansion of its business. Accordingly, no deferred tax liability has been accrued for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to the Company as of March 31, 2016.

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

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

There were no unrecognized tax benefits as of March 31, 2016 and June 30, 2015. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions.

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

Taxes payable

Taxes payable consisted of the following:

	March 31, 2016	June 30, 2015

Income taxes payable	$1,621,451	$983,767
VAT taxes payable	558,071	102,077
Other taxes payable	145,224	12,249
Total	$2,324,746	$1,098,093

Note 13 – Equity

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

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2016 and June 30, 2015, Yulong WFOE and the VIEs collectively appropriated $3,922,228 of retained earnings for their statutory reserves.

As a result of the foregoing restrictions, Yulong WFOE and the VIEs are restricted in their ability to transfer their net assets to the Company.

Foreign exchange and other regulation in the PRC may further restrict Yulong WFOE and the VIEs from transferring funds to the Company in the form of dividends, loans and advances. As of March 31, 2016 and June 30, 2015, the aggregate net assets of Yulong WFOE and the VIEs amounted to $63,997,518 and $47,875,838, respectively.

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

Stock-based compensation expenses amounted to $10,000 and $155,000 for the three months and nine months ended March 31, 2016.

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

The value of the warrant liabilities was $295,943 at March 31, 2016 and $475,380 at the issuance date on July 1, 2015. The decrease resulted in a $179,437 gain on change in fair value of warrants for the nine months ended March 31, 2016.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Because the warrants are not traded on an active securities market, the Company estimates their fair value using the Cox-Ross-Rubinstein binomial model on March 31, 2016 and on July 1, 2015 as follows:

	March 31, 2016	July 1, 2015
Number of shares exercisable	112,500	112,500
Exercise price	$6.25	$6.25
Stock price	$4.00	$6.00
Expected term (years)	4.25	5.00
Risk-free interest rate	1.04%	1.63%
Expected volatility	104%	92%

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

A summary of changes in warrant activity is presented as follows:

	Nine Months Ended March 31, 2016	Weighted Average Exercise Price	Average Remaining Contractual Life

Outstanding, beginning balance	-	-	-
Granted	112,500	$6.25	5.00
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, ending balance	112,500	$6.25	4.25

Stock-based compensation – consulting services

On January 19, 2016, the Company’s board of directors approved the following issuances of restricted shares of the Company’s ordinary shares:

●	31,279 shares to a consultant for services pertaining to business growth and strategies for the calendar years ending December 31, 2017 and 2016; and

●	95,967 shares to a consultant for services rendered previously and for the fiscal quarter ended March 31, 2016 pertaining to financial reporting and internal control over financial reporting.

The shares were valued at $3.20 per share, based on the average closing price of the ordinary shares for the three months immediately preceding the board’s approval.

Stock-based compensation expenses for consulting services amounted to $264,106 for the three and nine months ended March 31, 2016.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 14 – Earnings per share

The basic and diluted earnings per share are as follows:

	For the three months ended March 31, 2016	For the three months ended March 31, 2015

Net income	$2,545,500	$2,047,437
Weighted average shares outstanding - basic and diluted	11,970,616	8,000,000
Earnings per share - basic and diluted	$0.21	$0.26

	For the nine months ended March 31, 2016	For the nine months ended March 31, 2015

Net income	$8,222,432	$6,206,561
Weighted average shares outstanding - basic and diluted	11,903,375	8,000,000
Earnings per share - basic and diluted	$0.69	$0.78

Warrants outstanding for the three months and nine months ended March 31, 2016 and 2015 were not included in the dilutive shares calculation because the average per share price of the Company’s ordinary shares for the three months and nine months ended March 31, 2016, was below the exercise price of the warrants.

Note 15 – Commitments and contingencies

Contingencies

From time to time, the Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity. Three of the four Yulong operating companies were parties to four civil lawsuits with judgment amounts of approximately $203,461 (RMB 1,311,808) in the aggregate, of which unpaid amounts of approximately $176,000 (RMB 1,136,216) are included in other payables and accrued liabilities as of March 31, 2016.

Guarantees

As of March 31, 2016, the Company guaranteed approximately $1.2 million for a bank loan of an unrelated third-party as follows:

Name	Guaranteed amount	Guarantee expiration date
Pingdingshan Yushi Automobile Accessory Sales Co., Ltd	$1,240,800	December 29, 2016

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

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 16 – Segments

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

The operation and products of the three divisions are as follow:

1.	Yulong Bricks: production and sales of fly-ash bricks;

2.	Yulong Concrete and Yulong Transport: production and sales of ready-mixed concrete; and

3.	Yulong Renewable: hauling and processing of construction waste, and production and sales of recycled aggregates and recycled bricks.

The following represents results of divisional operations for the following three months ended March 31:

Revenues:	2016	2015
Yulong Bricks	$3,429,182	$3,685,593
Yulong Concrete and Yulong Transport	6,219,209	6,763,023
Yulong Renewable	1,556,473	-
Consolidated revenues	$11,204,864	$10,448,616

Gross profit:	2016	2015
Yulong Bricks	$1,880,287	$2,218,884
Yulong Concrete and Yulong Transport	1,586,544	1,740,453
Yulong Renewable	843,978	-
Consolidated gross profit	$4,310,809	$3,959,337

Income (loss) from operations:	2016	2015
Yulong Bricks	$1,809,568	$2,144,758
Yulong Concrete and Yulong Transport	1,465,737	1,507,699
Yulong Renewable	641,816	(385,303)
Subtotal	3,917,121	3,267,154
Yulong WFOE	9,171	-
Yulong Eco-Materials	(371,106)	(231,417)
Consolidated income from operations	$3,555,186	$3,035,737

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Net income (loss):	2016	2015
Yulong Bricks	$1,379,065	$1,619,768
Yulong Concrete and Yulong Transport	1,027,402	1,053,243
Yulong Renewable	465,266	(394,157)
Subtotal	2,871,733	2,278,854
Yulong WFOE	9,160	-
Yulong Eco-Materials	(335,393)	(231,417)
Consolidated net income	$2,545,500	$2,047,437

Depreciation and amortization:	2016	2015
Yulong Bricks	$129,378	$134,012
Yulong Concrete and Yulong Transport	33,176	86,940
Yulong Renewable	418,639	216,537
Consolidated depreciation and amortization	$581,193	$437,489

Interest expenses:	2016	2015
Yulong Bricks	$125,366	$117,453
Yulong Concrete and Yulong Transport	98,778	115,346
Yulong Renewable	27,228	72,235
Consolidated interest expenses	$251,372	$305,034

Capital expenditures:	2016	2015
Yulong Bricks	$11,176	$2,072
Yulong Concrete and Yulong Transport	-	5,060
Yulong Renewable	5,735	98,831
Consolidated capital expenditures	$16,911	$105,963

The following represents results of divisional operations for the following nine months ended March 31:

Revenues:	2016	2015
Yulong Bricks	$10,895,564	$11,760,921
Yulong Concrete and Yulong Transport	20,798,897	21,888,479
Yulong Renewable	5,452,931	-
Consolidated revenues	$37,147,392	$33,649,400

Gross profit:	2016	2015
Yulong Bricks	$6,027,188	$7,106,004
Yulong Concrete and Yulong Transport	5,340,289	5,134,886
Yulong Renewable	3,178,676	-
Consolidated gross profit	$14,546,153	$12,240,890

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Income (loss) from operations:	2016	2015
Yulong Bricks	$5,774,955	$6,838,342
Yulong Concrete and Yulong Transport	4,828,795	4,303,521
Yulong Renewable	2,031,114	(1,180,065)
Subtotal	12,634,864	9,961,798
Yulong HK	(302,351)	-
Yulong Eco-Materials	(935,106)	(609,938)
Consolidated income from operations	$11,397,407	$9,351,860

Net income (loss):	2016	2015
Yulong Bricks	$4,423,692	$5,158,101
Yulong Concrete and Yulong Transport	3,402,935	2,988,719
Yulong Renewable	1,455,149	(1,330,321)
Subtotal	9,281,776	6,816,499
Yulong WFOE	2,078	-
Yulong HK	(308,506)	-
Yulong Eco-Materials	(752,916)	(609,938)
Consolidated net income	$8,222,432	$6,206,561

Depreciation and amortization:	2016	2015
Yulong Bricks	$389,494	$401,472
Yulong Concrete and Yulong Transport	164,747	287,271
Yulong Renewable	1,242,643	550,855
Consolidated depreciation and amortization	$1,796,884	$1,239,598

Interest expenses:	2016	2015
Yulong Bricks	$320,148	$376,747
Yulong Concrete and Yulong Transport	309,267	338,848
Yulong Renewable	107,627	239,453
Consolidated interest expenses	$737,042	$955,048

Capital expenditures:	2016	2015
Yulong Bricks	$74,118	$82,996
Yulong Concrete and Yulong Transport	35,387	33,668
Yulong Renewable	335,648	1,784,190
Consolidated capital expenditures	$445,153	$1,900,854

The following represents assets of division as of March 31, 2016 and June 30, 2015:

Total Assets as of:	March 31, 2016	June 30, 2015
Yulong Bricks	$53,186,536	$37,840,558
Yulong Concrete and Yulong Transport	33,840,207	26,391,895
Yulong Renewable	43,623,923	40,638,270
Interdivision assets	(36,314,281)	(27,565,591)
Yulong WFOE	575,118	-
Yulong HK	250,041	-
Yulong Eco-Materials	752,745	293,333
Total Assets	$95,914,289	$77,598,465

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the three and nine months ended March 31, 2016 and 2015, should be read in conjunction with our financial statements and the notes thereto that are included elsewhere in this report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

Overview

We are a vertically integrated manufacturer of eco-friendly building products located in the city of Pingdingshan, Henan Province, China. We produce fly-ash bricks and ready-mixed concrete, and in April 2015, we launched our construction waste management, or CWM, business which includes hauling and processing construction waste, and producing and selling crushed construction waste or recycled aggregates, and bricks made from recycled aggregates, or recycled bricks. We are a holding company and our primary business operations are conducted through our consolidated affiliated entities, which are variable interest entities, or VIEs, that we control. These VIEs include Henan Jianyida Industrial Co., Ltd. (“Yulong Bricks”), which operates our fly-ash bricks business, Pingdingshan Hengji Concrete Co., Ltd. (“Yulong Concrete”) and Pingdingshan Hengji Industrial Co., Ltd. (“Yulong Transport”), which operate our concrete business, and Pingdingshan Hengji Industrial Co., Ltd. (“Yulong Renewable”), which operates our CWM business (each a “Yulong operating company” and collectively the “Yulong operating companies”).

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

Recent Developments

We are continuing our evaluation of the request from Shangqiu’s municipal government to consolidate the hauling of the city’s construction waste, which we believe would require us to establish a construction waste processing facility in Shangqiu similar to the one that Yulong Renewable currently operates in Pingdingshan. We would also house the second production line that has been planned for the Pingdingshan facility in Shangqiu. As such, we have suspended all activities relating to the second production line until we can complete our evaluation. As of the date of this report, however, we have not entered into any definitive agreement in connection with or relating to the request being evaluated.

In May 2016, we announced that the Department of Transportation of Henan Province (the "Transportation Department") has published the technical code governing the use of recycled construction waste materials for roadbed construction in the province. We have been instrumental in preparing the code with Henan Communication Science and Technology Research Institute, Ltd. With its publication, the technical code is now the standard for the road construction industry in Henan, and will allow us to begin selling our recycled aggregates as roadbed material for highways, expressways and other road paving projects. Currently we are working closely with two municipal agencies in Zhengzhou, the Highway Bureau and the Urban and Rural Construction Committee, to set up procedures by which road and highway builders will use recycled aggregates in place of sand and stone for roadbeds within the city limit. Several companies are already in the process of adopting recycled aggregates for their current and new road construction projects. Additionally, we are actively negotiating with several large local road and highway builders.

Trends in Our Business

On a macro level, management has observed the following trends and uncertainties, which we believe may have a direct impact on our operations in the near future: (1) planned construction of new (mostly government) buildings in the new district and counties of Pingdingshan, which is consistent with the current policy of the central government favoring urbanization, should translate into increased new construction and drive the demand of construction materials for the next eight to ten years; (2) the national energy conservation policy since the beginning of 2013 should continue to impact our suppliers and drive up raw material costs for the foreseeable future until pollution can become manageable; (3) government efforts to control the residential real estate market can have significant impact on demand for construction materials, such as the decision by the Henan government in September 2014 to lift restriction on the number of residential properties one can purchase, and to reduce home mortgage rate, which we believe will be positive for the local real estate market and demand for construction materials; (4) our operations under Yulong Renewable are deemed “green” by the local government and therefore designated as one of “Henan Province First Class Grade A Important Construction Projects for 2014” by the Reform and Development Commission of Henan Province, based upon which we have applied for tax reduction, although there can be no assurance that our application will be approved; (5) we believe our CWM business will continue to positively affect our revenue and net income in both short and long terms, especially with the Transportation Department’s publication of the technical code as discussed earlier; and (6) the slowdown in our collection of accounts receivable that we have been experiencing since the quarter ended September 30, 2014, may continue at least for the next twelve months or longer (a) as our customers will likely seek to conserve cash in light of tighter bank lending to small and medium-size enterprises, and reduced availability of informal lending arrangements amongst private citizens and enterprises prevalent in our province due to expected government efforts to regulate such arrangements, and (b) as the number of our public sector customers for CWM services increases, such as the local governments in Zhengzhou and Shangqiu, from whom collection has in our experience been slow as payments are subject to their budgeting process, although we do not anticipate any collection risk.

Results of Operations

The tables in the following discussion summarize our consolidated statements of operations for the periods by amount and as a percentage of our total net revenue. This information should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

Three months ended March 31, 2016 and 2015

Revenue

Our revenue increased by $756,248 or 7.2% to $11,204,864, as compared to a year ago. Revenue attributable to bricks or brick revenue, revenue attributable to concrete or concrete revenue, and revenue attributable to CWM or CWM revenue, are as follows for the periods indicated:

	Revenue
	Bricks	Concrete	CWM				Total
			Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services
Revenue
Three months ended March 31, 2015	$3,685,593	$6,763,023	$-	$-	$-	$-	$10,448,616
Three months ended March 31, 2016	3,429,182	6,219,209	348,076	2,244	17,277	1,188,876	11,204,864
(Decrease) increase in $	$(256,411)	$(543,814)	$348,076	$2,244	$17,277	$1,188,876	$756,248
(Decrease) increase in %	(7.0)%	(8.0)%	N/A	N/A	N/A	N/A	7.2%

The main contributor of the revenue increase is the CWM revenue. We generate CWM revenue when we haul construction waste, when we process the waste at our mobile recycling stations, and when we sell recycled aggregates and recycled bricks. Our CWM business is still relatively new and thus contributed only 13.9% of total revenue. Brick revenue decreased slightly due to lower average selling price as a result of the value added tax or VAT discussed below, and depreciation of the RMB against the United States dollars as compared to a year ago, offset by increased sales volume from higher demand for fly-ash bricks. Concrete revenue decreased due to a slight decrease in sales volume and the depreciation of the Chinese currency.

The following tables present the average selling prices and quantities sold of our products and services for the periods indicated:

	Bricks	Concrete
Average selling price per m3
Three months ended March 31, 2015	$32.3	$44.7
Three months ended March 31, 2016	25.1	42.7
Decrease in $	$(7.2)	$(2.0)
Decrease in %	(22.3)%	(4.5)%

Quantity sold (m3)
Three months ended March 31, 2015	114,148	151,238
Three months ended March 31, 2016	136,725	145,602
Increase (decrease)	22,577	(5,636)
Increase (decrease) in %	19.8%	(3.7)%

	CWM
	Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services	Waste Processing Services
Average selling price	Truckload	m3	m3	Jobsite	m3
Three months ended March 31, 2015	$-	$-	$-	$-	$-
Three months ended March 31, 2016	56.94	2.26	12.85	611.06	2.38
Increase	$56.94	$2.26	$12.85	$611.06	$2.38
Increase in %	N/A	N/A	N/A	N/A	N/A

Quantity sold
Three months ended March 31, 2015	-	-	-	-	-
Three months ended March 31, 2016	6,113	995	1,344	746	343,600
Increase	6,113	995	1,344	746	343,600
Increase in %	N/A	N/A	N/A	N/A	N/A

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

Cost of Revenue

Cost of revenue increased by $404,776, or 6.2%, to $6,894,055, as compared to the same period last year. Such cost for each of our revenue streams is presented in the following table:

	Cost of Revenue
	Bricks	Concrete	CWM				Total
			Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services
Cost of Revenue
Three months ended March 31, 2015	$1,466,709	$5,022,570	$-	$-	$-	$-	$6,489,279
Three months ended March 31, 2016	1,548,895	4,632,665	403,257	9,056	81,984	218,198	6,894,055
Increase (decrease) in $	$82,186	$(389,905)	$403,257	$9,056	$81,984	$218,198	$404,776
Increase (decrease) in %	5.6%	(7.8%)	N/A	N/A	N/A	N/A	6.2%

The average unit cost per cubic meter of bricks and concrete decreased as follows, mainly due to lower market prices for some raw materials (e.g., cement, coal and reclaimed lubricant for bricks, and cement and expansive admixtures for concrete):

	Average unit cost
	Bricks	Concrete
Three months ended March 31, 2015	$12.8	$33.2
Three months ended March 31, 2016	11.3	31.8
Decrease in $	$(1.5)	$(1.4)
Decrease in %	(11.7)%	(4.2)%

In addition to lower average unit cost, the depreciation of the RMB against the United States dollars also contributed to the decrease in cost of brick revenue, while lower sales volume also contributed to the decrease in cost of concrete revenue.

We also use third-party manufacturers generally when orders exceed our production capacities. Such third-party manufacturers produce bricks and concrete with their employees and equipment using our pre-formulated raw material blends and under our supervision, and allow us to stage the finished products (in the case of bricks) onsite until our customers take delivery. In return, we pay them a fee for every cubic meter of finished product, which is negotiated individually with each manufacturer. To date, such fees have been lower than our overhead and direct labor cost to produce a cubic meter of brick or concrete on our own. Based on the fees we paid for the three months ended March 31, 2015 and 2016 (i.e., $0.90 and $0.80 for bricks and $1.00 and $0.90 for concrete, respectively), such fees were approximately $2.60 and $2.50 lower per unit for bricks, respectively, and $1.00 lower per unit for concrete. Thus, were we to entirely produce internally during such periods, our cost of revenue would have increased by approximately $85,000 and $143,000 for bricks, respectively, and $42,000 and $36,000 for concrete, respectively, and our gross profit would have decreased accordingly. These fees, however, may change in the future depending on how much bricks or concrete we produce and thus how much overhead and direct labor cost we allocate to each resulting product unit. The brick manufacturer that we have been using lacks a sales department to develop business in the local market, while we are a principal customer of the concrete manufacturer that we have been using. Thus, we believe that we currently have more bargain power with respect to the fees that we pay these manufacturers.

The major component for the cost of CWM revenue is the depreciation of our hauling trucks and plant equipment. The following table presents the average unit cost for the components of our CWM revenue:

	Average unit cost
	CWM
	Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services	Waste Processing Services
	Truckload	m3	m3	Jobsite	m3
Three months ended March 31, 2015	$-	$-	$-	$-	$-
Three months ended March 31, 2016	65.97	9.10	61.00	103.97	0.41
Increase	$65.97	$9.10	$61.00	$103.97	$0.41
Increase in %	N/A	N/A	N/A	N/A	N/A

Gross Profit

Gross profit was $4,310,809, an increase of $351,472 or 8.9% from a year ago. Gross profit margin was approximately 39.0% and relatively consistent from a year ago.

Gross profit attributable to bricks was $1,880,287, a decrease of $338,597 or 15.3%, from a year ago. Gross profit margin was 54.8%, a decrease of 5.4%, from 60.2% a year ago. The reduced margin is consistent with lower average selling price affected by the imposition of the VAT discussed earlier.

Gross profit attributable to concrete was $1,586,544, a decrease of $153,909 or 8.8%, from a year ago. Gross profit margin was 25.5%, which is largely consistent with the 25.7% from a year ago. The slightly decreased margin resulted from decreased average selling price affected by the depreciation of Chinese currency.

Gross profit attributable to CWM was $843,978 for the three months ended March 31, 2016. Gross profit margin was 54.2%.

Operating Expenses

Operating expenses, which consist of selling expense and general and administrative (“G&A”) expenses, were $0.8 million, a decrease of $0.2 million or 18.2% as compared to a year ago. G&A expenses, which decreased by $0.1 million or 14.0%, were $0.7 million, including increased salary expenses of $0.1 million and increased business development expense of $0.1 million to develop the market for our CWM business, offset by a decrease of $0.3 million in start-up costs related to Yulong Renewable’s CWM facilities that commenced operations in April 2015. Selling expense decreased by $0.06 million or 40.8%, to $0.09 million, due to a $0.02 million decrease in fuel costs as average gasoline price decreased by approximately $0.15 (RMB 1.00) per kiloliter during the period, and a $0.04 million decrease in depreciation expense when some of our concrete trucks were completely depreciated in the fourth quarter of fiscal 2014

Although our efforts to control operating expenses are ongoing, we expect them to increase as we continue to expand our CWM business, and as professional fees for regulatory compliance matters are expected to increase as a public reporting company.

Other Expense, Net

Other expense includes finance expense (which consist of interest and other finance expenses, net of interest income), and expense not related to our principal operations.

We had other expense of $198,895, as compared to other expense of $339,709 a year ago. Other expense consisted of $11,608 in other finance and non-operating expense, $251,372 in interest expense and $950 in foreign currency exchange translation loss, offset by $28,372 in interest income and $36,663 gain on change in fair value of warrant liabilities.

Provision for Income Taxes

Provision for PRC income taxes increased by $162,200 to $810,791, as compared to a year ago, due to higher income before tax. While we incurred G&A expenses at our Cayman Islands holding company level (i.e., Yulong), we will not be able to utilize the resulting net operating loss in the future as Yulong is not subject to tax on income or capital gains under current Cayman Islands law. Therefore, the realization of our deferred tax assets is unlikely, since we are not subject to any income tax or credit under current Cayman Islands laws, and we have provided for a full valuation allowance against such deferred tax assets.

Net Income

Net income for the three months ended March 31, 2016 was $2,545,500, as compared to $2,047,437 for the same period last year.

Nine months ended March 31, 2016 and 2015

Revenue

Our revenue increased by $3,497,992 or 10.4% to $37,147,392, as compared to a year ago. Brick revenue, concrete revenue and CWM revenue are as follows for the periods indicated:

	Revenue
	Bricks	Concrete	CWM				Total
			Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services
Revenue
Nine months ended March 31, 2015	$11,760,921	$21,888,479	$-	$-	$-	$-	$33,649,400
Nine months ended March 31, 2016	10,895,564	20,798,897	1,477,989	33,738	212,038	3,729,166	37,147,392
(Decrease) increase in $	$(865,357)	$(1,089,582)	$1,477,989	$33,738	$212,038	$3,729,166	$3,497,992
(Decrease) increase in %	(7.4%)	(5.0%)	N/A	N/A	N/A	N/A	10.4%

The main contributor of the revenue increase is the CWM revenue despite representing only 14.7% of total revenue. Brick and concrete revenues both decreased for the same reasons that they decreased during the three-month period discussed earlier.

The following tables present the average selling prices and quantities sold of our products and services for the periods indicated:

	Bricks	Concrete
Average selling price per m3
Nine months ended March 31, 2015	$32.0	$44.3
Nine months ended March 31, 2016	25.6	43.7
Decrease in $	$(6.4)	$(0.6)
Decrease in %	(20.0)%	(1.4)%

Quantity sold (m3)
Nine months ended March 31, 2015	367,074	493,728
Nine months ended March 31, 2016	424,910	476,215
Increase (decrease)	57,836	(17,513)
Increase (decrease) in %	15.8%	(3.5)%

	CWM
	Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services	Waste Processing Services
Average selling price	Truckload	m3	m3	Jobsite	m3
Nine months ended March 31, 2015	$-	$-	$-	$-	$-
Nine months ended March 31, 2016	42.52	2.44	23.27	606.02	2.33
Increase	$42.52	$2.44	$23.27	$606.02	$2.33
Increase in %	N/A	N/A	N/A	N/A	N/A

Quantities sold
Nine months ended March 31, 2015	-	-	-	-	-
Nine months ended March 31, 2016	34,759	13,851	9,114	1,869	1,149,150
Increase	34,759	13,851	9,114	1,869	1,149,150
Increase in %	N/A	N/A	N/A	N/A	N/A

Cost of Revenue

Cost of revenue increased by $1,192,729, or 5.6%, to $22,601,239, as compared to the same period last year. Such cost for each of our revenue streams is presented in the following table:

	Cost of Revenue
	Bricks	Concrete	CWM				Total
			Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services
Cost of Revenue
Nine months ended March 31, 2015	$4,654,917	$16,753,593	$-	$-	$-	$-	$21,408,510
Nine months ended March 31, 2016	4,868,376	15,458,608	1,224,820	34,011	296,028	719,396	22,601,239
Increase (decrease) in $	$213,459	$(1,294,985)	$1,224,820	$34,011	$296,028	$719,396	$1,192,729
Increase (decrease) in %	4.6%	(7.7%)	N/A	N/A	N/A	N/A	5.6%

The average unit cost per cubic meter of bricks and concrete slightly decreased as follows:

	Average unit cost
	Bricks	Concrete
Nine months ended March 31, 2015	$12.7	$33.9
Nine months ended March 31, 2016	11.5	32.5
Decrease in $	$(1.2)	$(1.4)
Decrease in %	(9.4)%	(4.1)%

Thus, cost of brick revenue increased mainly as a function of higher sales volume while cost of concrete revenue decreased as a function of lower sales volume and lower average unit cost.

Based on the fees we paid third-party manufacturers for the nine months ended March 31, 2015 and 2016, which remained consistent during such periods (i.e., $0.90 for bricks, and $0.90 and $1.00 for concrete, respectively), such fees were approximately $2.20 and $2.40 lower per unit for bricks, respectively, and $1.00 lower per unit for concrete. Thus, were we to entirely produce internally during such periods, our cost of revenue would have increased by approximately $206,000 and $342,000 for bricks, respectively, and $124,000 and $106,000 for concrete, respectively, and our gross profit would have decreased accordingly.

The following table presents the average unit cost for the components of our CWM revenue:

	Average unit cost
	CWM
	Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services	Waste Processing Services
	Truckload	m3	m3	Jobsite	m3
Nine months ended March 31, 2015	$-	$-	$-	$-	$-
Nine months ended March 31, 2016	35.24	2.46	32.48	114.26	0.44
Increase	$35.24	$2.46	$32.48	$114.26	$0.44
Increase in %	N/A	N/A	N/A	N/A	N/A

Gross Profit

Gross profit was $14,546,153, an increase of $2,305,263 or 18.8% from a year ago. Gross profit margin increased to approximately 39.0% from 36.0% for the nine months ended March 31, 2016.

Gross profit attributable to bricks was $6,027,188, a decrease of $1,078,816 or 15.2%, from a year ago. Gross profit margin was 55.3%, a decrease of 5.1%, from 60.4% a year ago. The reduced margin is consistent with lower average selling price affected by the imposition of the VAT discussed earlier.

Gross profit attributable to concrete was $5,340,289, an increase of $205,403 or 4.0%, from a year ago. Gross profit margin was 25.7%, an increase of 2.2%, from 23.5% a year ago. The increased margin is consistent with decreased average unit cost affected by lower costs for raw materials and lower sales volume.

Gross profit attributable to CWM was $3,178,676 for the nine months ended March 31, 2016. Gross profit margin was 58.3%.

Operating Expenses

Operating expenses were $3.1 million, an increase of $0.3 million or 9.0% as compared to a year ago. G&A expenses increased by $0.4 million or 18.2% to $2.8 million, including $0.2 million increase in stock-based compensation and $0.1 million increase in professional fees, $0.1 million increase in office expense, $0.4 million increase in salary expense, $0.4 million increase in business development expense, and $0.1 million increase in travel expense, offset by a decrease of $1.0 million in start-up costs related to Yulong Renewable’s CWM facilities. Selling expense, however, decreased by $0.2 million or 34.0%, to $0.34 million, due to a $0.08 million decrease in fuel expense as average gasoline price decreased by approximately $0.16 (RMB 1.00) per kiloliter during the period, and a $0.1 million decrease in depreciation expense when some of our concrete trucks were completely depreciated in the fourth quarter of fiscal 2014.

Other Expense, Net

We had other expense of $309,664, as compared to other expense of $1,047,912 a year ago. Other expense consisted of $176,717 in other finance and non-operating income, $179,437 gain on change in fair value of warrant liabilities and $74,409 in interest income, offset by $737,042 in interest expense and $3,185 in foreign currency exchange translation loss.

Provision for Income Taxes

Provision for income taxes increased by $767,924 to $2,865,311, as compared to a year ago, due to higher income before tax.

Net Income

Net income for the nine months ended March 31, 2016 was $8,222,432, as compared to $6,206,561 for the same period last year.

Liquidity and Capital Resources

Capital Resources

To date, we have financed our daily operations and capital investment in connection with our CWM facilities primarily through cash flow from operations, bank financing and financial support from our founder and chief executive officer, including through some of his relatives and another company that he owns. We also completed the initial public offering of our ordinary shares (“IPO”) on July 1, 2015, with gross proceeds of approximately $14 million before deducting underwriting discounts and commissions and offering expenses payable by us.

We will require cash of approximately $25.0 million within the next twelve months, including $7.4 million to repay outstanding short-term bank loans, $8.2 million to satisfy accounts payable and other payables, $4.2 million to satisfy capital lease obligations and the purchase of a land use right, and $5.2 million to complete the renovation of our research and development center and office building for our CWM business. As of March 31, 2016, we had cash and cash equivalents of approximately $31.8 million (including net proceeds of approximately $11.5 million from our IPO) and accounts receivable of $14.1 million. As a result, we believe that our current working capital is sufficient to support our operations for the next 12 months.

Short-term Loans – Banks

We had $7.4 million and $8.0 million in short-term bank loans as of March 31, 2016 and June 30, 2015, respectively. Such loans mature in one year or less and must be repaid in full upon maturity. Based on our borrowing history, we believe the banks that we work with will renew our loans after they mature, as they had done in the past.

For additional discussion regarding our loans, please refer to Note 9 to our unaudited condensed consolidated financial statements included with this report.

Cash Flows

As of March 31, 2016, our cash was $31,412,559 as compared to $16,470,299 as of June 30, 2015. The following table presents a summary of our cash flows for the periods indicated:

	For the nine months ended March 31,
	2016	2015
Net cash provided by operating activities	$6,555,423	$5,993,463
Net cash used in investing activities	(437,963)	(1,874,213)
Net cash provided by (used in) financing activities	10,171,943	(7,957,342)

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2016, was primarily attributable to $8.2 million of net income, $1.9 million in non-cash adjustments for depreciation of our plant and equipment, deferred tax benefit pertaining to an increase in our deferred tax assets, change in fair value of warrant liabilities and stock based compensation expense, $1.0 million in accounts payable from slower payments to our vendors, $0.1 million in other payables and accrued liabilities for expenses in connection with our IPO and interest on our capital leases, $0.5 million in customer deposits and $1.3 million in taxes payable due to increased income before tax and the VAT imposed on our bricks, offset by cash outflows of a $5.3 million increase in accounts receivable due to slower collection when we extended credit terms for customers with long-term relationships, a $1.0 million increase in deposits and other receivables for escrow deposits in connection with our indemnification obligations to the underwriter representative for our IPO, and an increase of $0.2 million in inventories.

Net cash provided by operating activities totaled approximately $6.0 million for the nine months ended March 31, 2015, and was primarily attributable to $6.2 million of net income, $1.0 million in non-cash adjustments for depreciation of our plant and equipment and deferred tax benefit pertaining to an increase in our deferred tax assets, cash inflows of $1.4 million from slower payments of our accounts payable with vendors, $0.8 million in other payables and accrued liabilities as we have incurred more accrued expenses in connection with our initial public offering of ordinary shares, and accrued interest on our capital leases, offset by cash outflows of a $0.3 million increase in deposits and other receivables from the security deposits we made during the period for 30 hauling trucks, a $0.3 million decrease in customer deposits and a $0.2 million decrease in taxes payable, and slower collection from customers that resulted in increased accounts receivable of $2.5 million.

Net Cash Used in Investing Activities

For the nine months ended March 31, 2016, we made prepayments of approximately $0.1 million, and payments of approximately $0.4 million, for construction-in-progress relating to Yulong Renewable’s facilities.

For the nine months ended March 31, 2015, we made prepayments of approximately $1.5 million, and payments of approximately $0.4 million, for construction-in-progress relating to Yulong Renewable’s CWM facilities.

Net Cash Provided by (Used in) Financing Activities

For the nine months ended March 31, 2016, net cash provided by financing activities resulted from $6.2 million in bank loans, $6.3 million in bank loan repayments as they became due, $0.5 million in principal repayments on capital lease obligations, $11.5 million in net proceeds from our IPO, less $0.6 million in repayments to our founder for advancing certain payments on our behalf.

For the nine months ended March 31, 2015, net cash used in financing activities resulted from $3.8 million in bank loan proceeds, $3.5 million in bank loan repayments as they became due, $1.1 million in principal repayments on capital lease obligations, and $7.2 million in repayment of interest-free long-term loan from our founder.

Off-balance Sheet Arrangements

As of March 31, 2016, we guaranteed a bank loan of an unrelated third party in the amount of $1.2 million, which guarantee will expire on December 29, 2016. We did not, however, accrue any liability in connection with such guarantee because the borrower had been current in its repayment obligations and we had not experienced any losses from providing such guarantees in the past. We have evaluated the guarantee and concluded that the likelihood of our having to make payments under the guarantee is remote and that the fair value of the stand-ready obligation under such commitment is not material. We agreed to provide the guarantee due to our long-term relationship with and the credit worthiness of the borrower.

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

Sales revenue from our brick and concrete businesses represents the invoiced value of goods, net of a VAT.

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

CWM revenue also includes revenue from the following activities:

●	Hauling construction waste. We operate a fleet of trucks to haul construction waste, consisting primarily of bricks and concrete, from construction and demolition sites. Revenue is recognized upon completion of hauling per truckload.

●	Processing construction waste at our mobile recycling stations. Revenue is recognized either per cubic meter of waste processed or when processing at a jobsite is completed, depending on the contract terms.

●	Subcontracting waste hauling projects. We occasionally subcontract waste hauling projects, whereby the subcontractors are the primary obligors to complete these projects, and we do not have any general credit risk as the services are prepaid by the customers. Sales and subcontracting costs from these subcontract arrangements are recorded at the net amount in accordance with ASC 605-45. We started generating subcontracting revenue subsequent to March 31, 2016, but the amount is expected to be immaterial to our consolidated revenue for the year ending June 30, 2016.

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

As of March 31, 2016, the fair value of building and improvements, equipment and intangible assets used in connection with the operations of Yulong Bricks, Yulong Concrete, Yulong Transport and Yulong Renewable exceeded their carrying value by approximately 250.8%. We use the cash flow model to determine the fair value of these assets. The key assumption of this model is the revenue generated from existing customers. We believe that such assumption provides us the best estimate of our future projected cash flow from these assets, net of any related cash outflow of cost, expenses and taxes.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The main objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for (1) public business entities, (2) not-for-profit entities that have issued, or are conduit bond obligors for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market, and (3) employee benefit plans that file financial statements with the SEC. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2010. Early adoption is permitted for all entities. We do not expect the adoption of ASU 2016-02 to have material impact on our financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective is to identity, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintain or improving the usefulness of the information provided to users of financial statements. The areas for simplification include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas apply only to nonpublic entities. For public business entities, the ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We do not expect the adoption of ASU 2016-09 to have material impact on our financial position, results of operations or cash flows.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The objective is to clarify the two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for these areas. The ASU affects the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. We are evaluating the effect, if any, on our financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2016, there were no material changes to the quantitative and qualitative information about market risk that we previously disclosed in Item 7A of our Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2016. Our disclosure controls and procedures are designed: (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that we continue to have the following material weaknesses in its internal control over financial reporting as of March 31, 2016:

●	Inadequate U.S. GAAP expertise. The current accounting staff is inexperienced in applying U.S. GAAP standard as they are primarily engaged in ensuring compliance with PRC accounting and reporting requirement for our consolidated operating entities, and thus require substantial training. The current staff’s accounting skills and understanding as to how to fulfill the requirements of U.S. GAAP-based reporting, including subsidiary financial statements consolidation, are inadequate and resulted in a number of adjustments identified by our independent auditors during the June 30, 2015 audit.

●	Inability of Yulong Renewable’s newly established Shangqiu branch to timely provide accounting information for the period-end closing for financial statements reporting purpose.

●	Failure to implement proper internal control for financial statements reporting purpose due to inadequate internal audit resources. While we have developed the scope of our internal audit function, it has not yet been fully implemented as we have not been able to hire sufficient qualified staff to do so. And due to limited availability of qualified personnel in the geographical region where we operate, we may not be able to make sufficient hiring within a reasonably short period of time.

Based on such evaluation, and considering the material weaknesses identified and discussed above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures at March 31, 2016 were not effective.

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

There have been no material changes to the Company’s risk factors which are included and described in our Annual Report and in our quarterly report on Form 10-Q for the three months ended September 30, 2015, except for the addition of the following risk factor:

Restrictions on currency exchange are limiting our ability to fund offshore cash requirements.

The RMB is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. While the relevant law states that our PRC subsidiary, which is a wholly-foreign owned enterprise, may purchase foreign currency for settlement of current account transactions, the relevant provincial governmental authorities has nevertheless limited the ability of all WFOEs within Henan to purchase foreign currencies for current account transactions. Since all of our revenue is denominated in RMB, such restriction has limited and will continue to limit our ability to utilize our revenue to fund our offshore cash requirements, such as paying for legal, accounting and other professional services. This could affect our ability to timely meet our reporting and other obligations as a public company.

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

On January 19, 2016, we issued an aggregate of 127,264 shares of our ordinary shares in reliance upon the exemption from securities registration under Section 4(a)(2) of Securities Act of 1933, as amended, as follows:

●	31,279 shares to a consultant as compensation for two years of business consulting services pursuant to a written agreement; and

●	49,048 shares to another consultant as compensation for services provided pertaining to our financial reporting obligations and internal control implementation, and 46,919 shares as compensation for the same services to be provided, pursuant to a written agreement.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

The disclosures required by Item 4 are not applicable to us, as we have no mining operations in the United States.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YULONG ECO-MATERIALS LIMITED

Dated: May 16, 2016	By:	/s/ Yulong Zhu
Yulong Zhu
Chief Executive Officer
(Principal Executive Officer)

Dated: May 16, 2016	By:	/s/ Zan Wu
Zan Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

