Form 10-K
period 2016-06-30
Yulong Eco-Materials Ltd
filed 2017-08-25
CIK 1607741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒    annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of August 21, 2017, the registrant had 12,055,324 shares of ordinary shares outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED JUNE 30, 2016

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

Yulong Bricks is a limited liability company established in China, and its business scope includes production and sales of fly-ash bricks and sales of building materials, steel, general merchandise and hardware. As of the date of this Report, Yulong Bricks is 54% held by Mr. Yulong Zhu, and 46% held by Mr. Hu Zhu.  The current management members of this company include Mr. Hu Zhu as executive director and general manager, Mr. Lei Zhu as supervisory director.

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

Yulong Renewable is a limited liability company established in China, and its business scope includes the production and sales of bricks, road curb bricks, running track bricks, water permeable bricks; the recycling of waste resources and metals (unless prohibited by the state); the transportation for general goods; clean-up and transportation of construction waste within planning areas; and housing demolition (excluding explosion).  As of the date of this Report, Yulong Renewable is 68.3% held by our founder, and 31.7% held by Mr. Wei Yi.  The current management members of this company include Mr. Yulong Zhu as president and general manager, and Mr. Wei Yi as supervisory director.

On October 30, 2015, Pingdingshan Xulong Renewable Resource Co., Ltd. Shangqiu Branch was established and incorporated in the People’s Republic of China. The entity is wholly owned by Pingdingshan Xulong Renewable Resource Co., Ltd. (“Yulong Renewable”) and engages in construction waste hauling and processing for the city center in Shangqiu district.

In late March 2016, the central government of the People’s of Republic of China passed Air Pollution Control Act and enforced Air Pollution Control Action Plan. The province of Henan of People’s Republic of China implemented “Province of Henan Blue Sky Action Plan” on various industries such as construction materials, coal mining. Due to this regulation and action plan, Yulong Renewable’s operation and its construction projects have been hindered. The Company has assessed the impact of this new regulations on its financial conditions. See “Item 7- Management’s Discussion and Analysis of Financial conditions and Results of Operations and Item 8-Financial Statements.”

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

We currently produce 13 standard sizes of bricks, ranging from 0.015 to 0.045 m3.  Our bricks are primarily used in industrial, commercial and residential construction for foundation and structural walls.  We also produce custom-size bricks to order, although their productions have historically not been significant at less than 1% of the bricks produced.  We generally operate our plant on two shifts of eight hours each, with some overtime operation as deemed necessary during the year.

We also have arrangements with a third-party manufacturer to produce on our behalf.  Under such arrangements, the manufacturer uses its employees and equipment to produce bricks using our pre-formulated raw material blends that we provide and under our supervision, and allows us to stage the finished products onsite until our customers take delivery.  In return, we pay a fee for every m3 of bricks that the manufacturer produces for us.  In fiscal 2015 and 2016, approximately 119,200 m3 and 155,720 m3 of bricks were produced under such arrangements, respectively, although orders did not exceed our production during such periods. Instead, we used the manufacturer at the request of one of our suppliers to which it is affiliated. Our suppliers are generally the largest suppliers locally and many of them are state-owned enterprises. As such, it may be difficult to replace them with other local suppliers in terms of the quantity and quality of their raw materials and their pricing. We have agreed to the supplier’s request to use its affiliate in order to maintain good relationships and to ensure that we can access sufficient raw materials as necessary. Approximately 24.5% and 34.4% of our bricks sold in fiscal 2015 and 2016, respectively, were produced under such arrangements.

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

Our concrete is delivered premixed, or ready-mixed, to a customer’s jobsite.  The following illustrates our standard operating procedure after an order is placed and delivery date is confirmed:

Formulate to specifications (based on temperature, humidity and other factors)
Calculate raw material requirements and confirm availability
Combine raw materials in a mix tower to produce initial batch
Produce test block to verify conformity to specifications and to study slump
Adjust formulation as necessary
Combine raw materials in mixer truck for delivery to jobsites
Loose gravel and sand collected and recycled on future orders
After delivery, mixer truck returns to our plant for additional loads as required

We currently operate two mixing towers at our plant. Each tower is designed to produce approximately 750 m3 daily and 200,000 m3 annually, although actual production may vary due to maintenance and repairs.  Once mixed, the concrete can remain in a plastic state in a mixer truck for approximately six hours. We produced 494,147 m3 and 420,189 m3 of concrete in fiscal 2015 and 2016, respectively.  Our production process is ISO:9000 certified by Beijing ZhongDaHuaYuan Certification Center, which certification is nationally recognized, including by the Bureau of Quality and Technical Supervision of Henan Province.

We generally operate our plant on two shifts of eight hours each, with some overtime operation as deemed necessary during the year.  We also have arrangements with a third-party manufacturer to make concrete for us with its employees and equipment usually when demand exceeds our production, which was the case in fiscal 2015 and 2016. Our arrangement with the manufacturer is identical to that we have with the third-party brick manufacturer described earlier. Approximately 182,146 m3 and 110,130 m3 of concrete were produced for us under such arrangement in fiscal 2015 and 2016, respectively. Approximately 26.9% and 20.8% of our concrete sold in fiscal 2015 and 2016, respectively, were produced under such arrangement.

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

We operate a fleet of trucks to haul construction waste, consisting primarily bricks and concrete, from construction and demolition sites throughout the built-up area, to our recycling plant to be processed into recycled aggregates. We currently have 50 trucks. The following illustrates our recycling process:

(1)	Non-aggregates primarily consist of metal (such as reinforcement bars and mesh) and wood.

We currently produce 5 sizes of recycled aggregates: 0-5 cm, 5-8 cm, 8-12 cm, 12-14 cm and 12-24 cm. The largest size aggregates are used primarily as road base, while the other three sizes are used primarily to make paving bricks. The following illustrates our production process for recycled bricks:

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

Customers and Sales

Our products are primarily sold to developers of commercial, residential and infrastructural projects, and include both state-owned and private enterprises.  Our hauling customers include government agencies and private real estate developers. For fiscal year ended June 30, 2016, no customers accounted for 10% or more of our total revenue.  The largest brick customer, No. 4 Construction Co. Limited of China Construction Seventh Bureau, accounted for 6.3% of our brick revenue and 1.7% of our total revenue.  The largest concrete customer, Henan Construction Group Co., Ltd., accounted for 15% of our concrete revenue and 8% of our total revenue.  The largest hauling customer, Shangqiu Projects, accounted for 31.9% of our hauling revenue and 1.4% of our total revenue.  The largest waste processing services customer, Zhengdong New District and Urban Construction Office, accounted for 71.2% of our waste processing services revenue and 8.7% of our total revenue. The largest customer of recycled aggregates, Mr. Huijie Geng, accounted for 32.8% of our recycled aggregates revenue and 0.09% of our total revenue.  The largest customer of recycled bricks, Mr. Wei Zhang, accounted for 20.9% of our recycled brick revenue and 0.2% of our total revenue.  None of our customers is related to or affiliated with us.

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

The following suppliers each accounted for 10% or more of our total spending on supplies in fiscal 2016:

Supplier	% of total spending on supplies	Raw material
Pingdingshan Coal Shenma Construction Group Tianyuan Cement Co., Ltd.	25.56%	Cement (for bricks, concrete and recycling)
Henan Dadi Cement Co., Ltd.	17.76%	Cement (for bricks and concrete)
Pingdingshan City WeiTeng Trading Co. Ltd.	15.89%	Cement (for bricks and concrete)

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

Typically, the highest-cost component in a m3 of fly-ash brick is quicklime, while cement represents the highest-cost material used to produce a m3 of ready-mixed concrete.  Nevertheless, we did not purchase quicklime in a sufficient quantity from any one supplier to account for 10% or more of our total spending on supplies in fiscal 2016, which is also the case with our purchase of fly-ash.

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

Competition

Based on internal research of published government data and our customers’ purchases, and including the bricks and concrete produced for us by third-party manufacturers, we commanded approximately 51% of the brick market and 30% of the concrete market in Pingdingshan in fiscal 2015 and 2016.  Of the numerous manufacturers currently doing business in the city, we believe that only two brick manufacturers and two concrete manufacturers have the capabilities to effectively compete against us.  Our principal brick competitors are Pingdingshan Zhengrui Industry Co, Ltd., and Pingdingshan Yinghao Building Materials Co., Ltd.  Our principal concrete competitors are Pingdingshan Xinruiqi Concrete Co., Ltd., and Pingdingshan Shijixing Concrete Co., Ltd. We have one competitor for recycled bricks, Pingdingshan Fuxing Modern Building Materials Co., Ltd., and no competitor for recycled aggregates or for hauling services within the areas where we have exclusive rights.

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

Our Employees

We had 259 full-time employees for all of our business operations combined as of June 30, 2016.

Yulong Bricks had 88 employees as of such date, categorized by function as follows:

Function	Number of employees
Administrative	12
Accounting	2
Plant operations	1
Production	67
Inventory/purchasing	2
Quality control	1
Sales	3
Total	88

Yulong Concrete had 59 employees as of such date, categorized by function as follows:

Function	Number of employees
Administrative	7
Accounting	2
Plant operations	1
Production	34
Purchasing	7
Quality control	6
Sales	2
Total	59

Yulong Transport had 34 employees as of such date, all of whom are concrete mixer truck operators.

Yulong Renewable had 78 employees as of such date, categorized by function as follows:

Function	Number of employees
Administrative	8
Accounting	2
Plant operations	1
Hauling operations	66
Purchasing/sales	1
Total	78

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

Road Transportation Operation Permit

Pursuant to The Regulation of the People’s Republic of China on Road Transport issued by the State Council on April 14, 2004 and effective on July 1, 2004, an applicant who conducts road freight business shall meet the following conditions: (A) to have tested and qualified vehicles which are adapting to its business operation; (B) to employ drivers who have satisfied the conditions under this regulation; (C) to have a proper and heath safety management system. The governmental agency issues Road Transportation Operation Permit for the entity which is engaging in road freight business. Yulong Transport’s Road Transportation Operation Permit is currently valid through December 27, 2017.

New Energy Policy

On January 1, 2013, the State Council issued Notification for Twelfth Five Year Plan on Energy Development, or the New Energy Policy, the basic principles of which are establishing the priority of the country as conservation, being domestically oriented, diversification, environmental protection, reform in depth, technology innovation, international cooperation and improvement of the people’s livelihood. The New Energy Policy aims to control both the efficiency and amount of energy consumption. Total energy consumption for 2015 is set at 4 billion metric tons of coal and 6,150 billion kilowatts of electricity, and the rate of consumption per GDP is set at 16% less than that in 2010. In order to improve energy conservation, energy saving construction practices will be enforced, and green building standards, evaluation and certification will be promoted.

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

In late March 2016, the central government of the People’s of Republic of China passed Air Pollution Control Act and enforced Air Pollution Control Action Plan. The province of Henan of People’s Republic of China implemented “Province of Henan Blue Sky Action Plan” on various industries such as construction materials, coal mining. Due to this regulation and action plan, Yulong Renewable’s operation and its construction projects have been hindered. The Company has assessed the impact of this new regulations on its financial conditions. See “Item 7- Management’s Discussion and Analysis of Financial conditions and Results of Operations and Item 8-Financial Statements.”

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

In addition, under the PRC Labor Contract Law, an employee shall be paid severance pay based on the number of years worked with his or her employer at the rate of one month’s wage for each full year worked. Any period of more than six months but less than one year shall be counted as one year. Any period of less than six months shall be paid with half of the monthly wage. If the monthly wage of an employee is three times greater than the average monthly wage of employees as published by the people’s government at the level of municipality directly under the central government or municipality divided into districts where the employer is located, the severance pay rate shall be three times the average monthly wage of employees, provided that no more than 12 years of work shall be paid. The term “monthly wage” shall mean the employee’s average monthly wage for the 12 months prior to the termination or ending of his or her employment contract.

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

Risks Related to Our Business and Our Industry

The substantial and continuing losses, and significant operating expenses incurred in the past few years may cause us to be unable to pursue all of our operational objectives if sufficient financing and/or additional cash from revenues is not realized. This raises doubt as to our ability to continue as a going concern.

We have an accumulated deficit of US$32.0 million as of June 30, 2016 and a negative working capital (total consolidated current liabilities assets exceeding total consolidated current assets) of US$14.5 million, as of June 30, 2016.

Although we have previously been able to attract financing as needed, such financing may not continue to be available at all, or if available, on reasonable terms as required. Further, the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to us or existing shareholders. If we are unable to secure additional financing, as circumstances require, or do not succeed in meeting our sales objectives, we may be required to change or significantly reduce our operations or ultimately may not be able to continue our operations. As a result of our historical accumulated deficit and negative working capital, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

We are, and expect in the future to become, subject to Substantial and Extensive Governmental Laws and Regulations, many of which are continuously evolving, which increases our compliance costs and could subject us to claims or otherwise harm or suspend our business.

In late March 2016, the central government of the People’s of Republic of China passed Air Pollution Control Act and enforced Air Pollution Control Action Plan. The province of Henan of People’s Republic of China implemented “Province of Henan Blue Sky Action Plan” on various industries such as construction materials, coal mining. Due to this regulation and action plan, Yulong Renewable’s operation and its construction projects have been hindered. These laws can be costly to comply with, require significant management attention, and could subject us to claims, government enforcement actions, civil and criminal liability, or other remedies, including revocation of licenses and suspension of business operations. As a result, we may not be able to conduct normal business operations and may be required to incur significant expenses in order to resume normal business operations, and consequently, our revenues and results of operations may be materially adversely affected.

We have incurred significant losses in our revenue future due to impairments in the value of our goodwill, intangibles and property, plant and equipment, which may continue. We expect to incur more losses for the foreseeable future.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We test goodwill for impairment annually, and more frequently when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Additionally, our other long-lived assets which include intangibles and property, plant and equipment are evaluated for impairments whenever events or changes in circumstances indicate the carrying value may not be recoverable. Either of these situations may occur for various reasons, including changes in actual or expected income or cash. We continue to evaluate current conditions to assess whether any impairment exists. Impairments could occur in the future if any of the following occur: market or interest rate environments deteriorate, significant adverse changes in business climate, unanticipated competition, loss of key customers, changes in technology, expected future cash flows of our reporting units decline, or reporting unit carrying values change materially compared with changes in respective fair values.

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

Our products are price-sensitive to raw material costs, which, for example, account for approximately 74% and 71% of our production cost for bricks, respective, and approximately 95% and 94.6% for concrete, in fiscal 2015 and 2016, respectively.  Raw material prices are subject to changes in response to relatively minor fluctuations in supply and demand (such as the shortage brought on the national energy conservation policy at the beginning of 2013), general economic conditions and market conditions, all of which are beyond our control.  While we were able to pass along increased raw material costs to our brick customers in fiscal 2015 and 2016, we were unable to do so entirely to our concrete customers, and there is no assurance that we can continue to do so in the future. If we are unable to pass along any increase in raw material costs to our customers, our profitability could be materially and adversely affected.

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

We use third-party manufacturers generally when orders exceed our production capacities. Such was the case for concrete in fiscal 2015 and 2016. Such third-party manufacturers use their employees and equipment with our pre-formulated raw material blends and under our supervision, and allow us to stage the finished products (in the case of bricks) onsite until our customers take delivery.  In return, we pay them a fee for every m3 of finished product.

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

Our founder Yulong Zhu beneficially owns 100% of the equity interests in each of our consolidated affiliated entities, including through the Silent Shareholders Investment Agreement with their other shareholders. Under such agreement, these other shareholders disclaim all of the rights and obligations associated with their equity interests, which rights and obligations are borne solely by Mr. Zhu. As such, Mr. Zhu may breach, or cause our consolidated affiliated entities and/or the other shareholders to breach, or refuse to renew, the existing contractual arrangements we have with them and our consolidated affiliated entities.  If our consolidated affiliated entities or their shareholders fail to perform their obligations under the contractual arrangements, we may have to incur substantial costs and expend resources to enforce our rights under the contracts.  We may have to rely on legal remedies under PRC law, including seeking specific performance or injunctive relief and claiming damages, which may not be effective.  For example, if Mr. Zhu or the other shareholders of a Yulong Group company (at Mr. Zhu’s direction) were to refuse to transfer their equity interests in in such company to us or our designee when we exercise the call option pursuant to these contractual arrangements, if they transfer the equity interests to other persons against our interests, or if they were otherwise to act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations. Mr. Zhu currently owns approximately 40.41% of our issued and outstanding ordinary shares. There can be no assurance, however, that such holding will effectively deter Mr. Zhu from causing a breach of the contractual arrangements.

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

Under PRC laws and regulations, each of Yulong WFOE and our consolidated affiliated entities is required to set aside at least 10% of its after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, Yulong WFOE may allocate a portion of its after-tax profits based on PRC accounting standards to enterprise expansion fund and staff bonus and welfare fund at its discretion. Each of our consolidated affiliated entities may allocate a portion of its after-tax profits based on PRC accounting standards to a discretionary surplus fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends. Remittance of dividends by a wholly foreign-owned company out of China is subject to examination by the banks designated by SAFE.  As of June 30, 2016 and 2015, Yulong WFOE and our consolidated affiliated entities had collectively appropriated $3,922,228 and $3,922,228 of retained earnings for their statutory reserves, respectively.

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

The “variable interest entity” structure, or VIE structure, has frequently been adopted by many PRC-based companies, including us, in order to obtain necessary licenses and permits in industries that are currently subject to foreign investment restrictions in China. Under the draft Foreign Investment Law, variable interest entities that are controlled via contractual arrangements would also be deemed as FIEs, if they are ultimately “controlled” by foreign investors. Therefore, for any companies with a VIE structure in an industry category that is on the “negative list,” the existing VIE structure may be deemed legitimate only if the ultimate controlling person(s) is/are of PRC nationality (either PRC state owned enterprises or agencies, or PRC citizens). Conversely, if the actual controlling person(s) is/are of foreign nationalities, then the variable interest entities will be treated as FIEs and any operation in the industry category on the ’‘negative list’’ without market entry clearance may be considered as illegal.

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

We conduct our business primarily through our PRC subsidiary and consolidated affiliated entities in China.  Our operations in China are governed by PRC laws and regulations.  Uncertainties in the interpretation and enforcement of PRC laws and regulations could limit the legal protections available to you and us.  In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general.  The overall effect of legislation over the past several decades has significantly enhanced the protections afforded to various forms of foreign investments in China.  However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China.  In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties.  Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy.  Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, which may have a retroactive effect.  As a result, we may not be aware of our violation of these policies and rules until sometime after the violation.  In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

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

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, which became effective on September 8, 2006 and was amended on June 22, 2009.  These regulations, among other things, require offshore special purpose vehicles, or SPVs, formed for the purpose of an overseas listing through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain CSRC approval prior to listing their securities on an overseas stock exchange.  The application of these regulations remains unclear.  Our PRC counsel has advised us that, based on their understanding of the current PRC laws, rules and regulations, we are not required to submit an application to the CSRC for its approval of the listing and trading of our ordinary shares on the NASDAQ Capital Market on the grounds that:

●	Yulong WFOE was incorporated as a wholly foreign-owned enterprise by means of direct investment rather than by merger or acquisition of equity interest or assets of a PRC domestic company owned by PRC companies or individuals as defined under the M&A Rules that are our beneficial owners; and

●	no provision in the M&A Rules clearly classifies contractual arrangements as a type of transaction subject to the regulation.

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

Regulations relating to offshore investment activities by PRC residents may limit our ability to acquire PRC companies and could adversely affect our business.

In July 2014, SAFE promulgated the Circular on Issues Concerning Foreign Exchange Administration Over the Overseas Investment and Financing and Roundtrip Investment by Domestic Residents Via Special Purpose Vehicles, or Circular 37, which replaced Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment through Offshore Special Purpose Vehicles, or Circular 75. Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, referred to in Circular 37 as a “special purpose vehicle” for the purpose of holding domestic or offshore assets or interests. Circular 37 further requires amendment to a PRC resident’s registration in the event of any significant changes with respect to the special purpose vehicle, such as an increase or decrease in the capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. Under these regulations, PRC residents’ failure to comply with specified registration procedures may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on capital inflows from the offshore entity to the PRC entity, including restrictions on its ability to contribute additional capital to its PRC subsidiaries. Further, failure to comply with the SAFE registration requirements could result in penalties under PRC law for evasion of foreign exchange regulations.

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

However, as the promulgation of Circular 37 is relatively recent, it is unclear how these regulations will be interpreted and implemented.

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

Risk Factors Related to Our Ordinary Shares

Our ordinary share has been suspended trading on The NASDAQ Stock Market and transferred to the Pink Sheets electronic quotation service, which may, among other things, reduce the price of our ordinary share and the levels of liquidity available to our stockholders.

As a result of our inability to timely file our Annual Report on Form 10-K for the period ended June 30, 2016 and Quarterly Reports on Forms 10-Q for the periods ended September 30, and December 31, 2016, respectively (the “Delinquent Reports”), NASDAQ issued a Staff Determination to us that, in the absence of a request for a hearing, would have resulted in suspension of trading of our ordinary share, and filing of a Form 25-NSE with the SEC to remove our securities from listing and registration on The NASDAQ Global Market.

An oral hearing was held at our request on May 25, 2017. At the hearing, we requested an extension of time to cure our SEC filing deficiency. The NASDAQ Listing Qualifications Panel, or the Panel, granted the Company’s request for continued listing on Nasdaq, subject to the Company’s timely compliance with a number of interim milestones and, ultimately, the Company’s full compliance with all applicable requirements for continued listing on Nasdaq, including the filing of annual report for fiscal year ended June 30, 2016 and quarterly reports for fiscal periods ended September 30, 2016 and December 31, 2016, by no later than August 31, 2017. On July 7, 2017, we received a letter advising us that the NASDAQ Listing Qualifications Panel had determined to delist our shares from The NASDAQ Stock Market, and trading of our shares was suspended effective at the open of business on July 11, 2017. Our ordinary share has been quoted on the Pink OTC Markets Inc. electronic quotation service since July 11, 2017. Consequently, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

There is no assurance that we will regain listing of our ordinary share on a public exchange. If we regain listing and thereafter fail to keep current in our SEC filings or to comply with the applicable continued listing requirements, our ordinary share might be and subsequently would trade in the Pink Sheets electronic quotation service, or the Pink Sheets. The trading of our ordinary share in the Pink Sheets may reduce the price of our ordinary share and the levels of liquidity available to our stockholders. In addition, the trading of our ordinary share in the Pink Sheets would materially adversely affect our access to the capital markets, and the limited liquidity and potentially reduced price of our ordinary share could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Stocks that trade in the Pink Sheets are no longer eligible for margin loans, and a company trading in the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. If we regain listing and are delisted in the future and transferred to the Pink Sheets, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees, and the loss of institutional investor interest in our company.

We cannot assure you that our ordinary share will resume trading, or that once trading is resumed, it will remain listed.

As a result of the delay in filing our periodic reports with the SEC, we were unable to comply with the listing standards of NASDAQ and our ordinary share was suspended from trading effective July 11, 2017. On July 21, 2017, we have submitted an appeal request requesting the Nasdaq Listing and Hearing Review Council to review the Panel’s determination and stay any Panel action to suspend the Company’s listing; however, there can be no assurance that we will be able to resume trading of our ordinary share in an expeditious manner or at all. Even if our ordinary share resumes trading, unless we are able to timely comply with our SEC reporting obligations in the future, our ordinary share may again be suspended or de-listed. If our ordinary share cannot resume trading on NASDAQ, the price of our ordinary share will be adversely affected and there may be a decrease in the liquidity of our ordinary share.

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

Future sales of our ordinary shares in the public market, or the perception that these sales could occur, could cause the market price of our ordinary shares to decline.  We currently have 12,055,324 ordinary shares outstanding.  4,133,481 shares are freely transferable without restriction or additional registration under the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.  The remaining shares include those held by our affiliates as defined in Rule 144 under the Securities Act , as well as shares that will be eligible for sale at various times upon the expiration of lock-up agreements as described below and subject to the requirements of Rule 144 or Rule 701.

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

We intend to file annual reports on Form 10-K for the year ended June 30, 2016, quarterly reports on Form 10-Q for fiscal periods ended September 30, 2016 and December 31, 2016 similar to U.S. domestic reporting companies and disclose the information required to be disclosed in those reports.  However, on May 15, 2017, we have elected to file annual reports on Form 20-F and reports on Form 6-K as a foreign private issuer.

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

If we are classified as a PFIC in any taxable year in which you hold our ordinary shares, and you are a U.S. Holder, you would generally be subject to additional taxes and interest charges on certain “excess” distributions we make and on any gain recognized on your disposition or deemed disposition of our ordinary shares in a later year, even if we are not a PFIC in the year of disposition or distribution.  Further, if we were a PFIC for any year during which you hold our ordinary shares, we would continue to be treated as a PFIC for all succeeding years during which you hold our ordinary shares unless we cease to meet the requirements for PFIC status and you make a “deemed sale” election with respect to such ordinary shares. Moreover, if we are classified as a PFIC in any taxable year in which you hold our ordinary shares, certain non-corporate U.S. shareholders would not be able to benefit from any preferential tax rate with respect to any dividend distribution received from us on our ordinary shares in that year or in the following year.  Finally, you would also be subject to special U.S. tax reporting requirements. A U.S. shareholder of a PFIC generally may mitigate these adverse U.S. federal income tax consequences by making a “qualified electing fund” election, or, to a lesser extent, a “mark-to-market” election with respect to our ordinary shares. We do not intend to provide the information necessary for U.S. Holders to make “qualified electing fund” elections if we are classified as a PFIC.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The table below lists our current facilities, all of which are in Pingdingshan, Henan Province:

Location	Usage	Space (in square meters)
The Eastern End of Xiwuzhuang Village, Jiaodian Town, Xinhua District (1)	Headquarters/fly-ash brick plant/fly-ash and coal storage facilities	37,333	(2)

North of Gaozhuang Village, Jiaodian Town, Xinhua District (3)	Concrete plant/mixer truck parking and loading yard	13,766	(4)

Southeast of Twelvth Mine Road, Lvzhuang Village, Donggongren Town, Weidong District (5)	Construction waste recycling plant/brick production plant/research and development center/office building (6)	37,407

(1)	Pursuant to a land compensation agreement dated January 15, 2007, the Villagers Committee of Xiwuzhuang Village agreed to sell the underlying land use rights to Yulong Bricks for $1.7 million (RMB 11.2 million). As of the date of this Report, we have paid in full but have not completed the transfer registration. In February 2014, we entered into a supplemental land compensation/lease agreement with the Villagers Committee, which allows our purchase price to be accounted as lease expenses over 50 years (expiring December 2058) for $2,902 (RMB 18,666) per month, until we can complete the transfer registration.

(2)	Our headquarters occupy an onsite office building with approximately 1,800 square meters of workspace. Our fly-ash brick plant occupies an onsite factory building with approximately 6,000 square meters of workspace. We also have an employee dormitory and cafeteria onsite, as well as space to store raw materials and stage finished products.

(3)	Pursuant to a land compensation agreement dated January 8, 2009, the Villagers Committee of Gaozhuang Village agreed to sell the underlying land use rights to Yulong Concrete for $0.7 million (RMB 4.6 million). As of the date of this Report, we have paid in full but have not completed the transfer registration. In February 2014, we entered into a supplemental land compensation/lease agreement with the Villagers Committee, which allows our purchase price to be accounted as lease expenses over 50 years (expiring December 2058) for $1,192 (RMB 7,666) per month, until we can complete the transfer registration.

(4)	Our concrete plant occupies an onsite factory building with approximately 610 square meters of workspace.

(5)	Pursuant to a land compensation agreement dated June 6, 2012, the Villagers Committee of Lvzhuang Village agreed to sell the underlying land use rights to Yulong Renewable for $2.2 million (RMB 14.6 million). As of the date of this Report, we have paid approximately $256,000 (RMB 1.7 million) and have not begun the transfer registration, and will not do so until after full payment of our purchase consideration. In September 2015, we entered into a supplemental land compensation/lease agreement with the Villagers Committee, which allows our purchase price to be accounted as lease expenses over 50 years (expiring April 2055) for $3,780 (RMB 24,314) per month, until we can complete the transfer registration.

(6)

We completed the research and development (“R&D”) center, employee dormitory, as well as our office building in April 2015.  We are currently renovating the R&D center and office building, and such work is expected to finish by the end of June 2017.  Once completed, the office building will serve as our new headquarters.

(7)

We entered into an agreement with Henan Sanjian Construction Group in February 2016 for a project of construction of a solid waste resource utilization center in Zhengzhou. The project was commenced in March 2016. The project was placed on hold in August 2016.

In late March 2016, the central government of the People’s of Republic of China passed Air Pollution Control Act and enforced Air Pollution Control Action Plan. The province of Henan of the People’s Republic of China implemented “Province of Henan Blue Sky Action Plan” on various industries such as construction materials, coal mining. Due to the regulations and Blue Sky Action Plan, Yulong Renewable is required to comply with new environmental regulations and its construction projects have been idled since August 2016.

We believe that these facilities are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

During the fiscal year ended June 30, 3016, three of the four Yulong operating companies were subject to 10 civil lawsuits with judgment amounts of approximately $2,224,585 (RMB 14,780,875) in the aggregate, of which unpaid amounts of approximately $108,547 (RMB 721,225) has already been included in capital lease obligations regarding lease agreement for purchasing 10 vehicles from Xuchang Tongli, and approximately $292,327 (RMB 1,942,317) already included in other payables as of June 30, 2016. The remaining balances included $1,821,756 (RMB 12,104,346) related to the guarantee with details disclosed in notes ‘Guarantees’, and $1,955 (RMB 12,988) sued by individuals.

As for the events occurred after June 30, 2016, three of the four Yulong operating companies were subject to 26 civil lawsuits with judgment amounts of approximately $1,719,202 (RMB 11,422,947) in the aggregate, of which unpaid amounts of approximately $347,812 (RMB 2,310,979) has already been included in short term loans, and approximately $127,929 (RMB 850,000) already included in other payables as of June 30, 2016. The remaining balances included $25,402 (RMB 168,780) related to the illegal occupation of land, $129,841 (RMB 862,708) related to purchase commitment, and $1,088,218 (RMB 7,230,480) related to wages or borrowing complaints filed by individuals.

Illegal occupation of land

On October 18, 2016, Pingdingshan Land Resources Bureau applied to the court to enforce the execution of Ping Guo Tu Zi Fa Zi (2016) no.65 Administrative Penalty Decision that the Company shall:

(1) return 7,137.26 square meters of land which the Company occupied illegally;

(2) dismantle the new buildings and other facilities on the 7,137.26 square meters of land which the Company occupied illegally, and restore the original appearance of the land;

(3) pay a fine on the basis that illegal occupation of 5,951.4 square meters of general cultivated land at a fine of RMB 16.00 per square meter, i.e. $14,331.38 (RMB 95,222.40), and 1,185.86 square meters of other land fines per square meter RMB 3.00, i.e. $535.43 (RMB 3,557.58), resulting in a total of $14,866.81 (RMB 98,779.98).

On November 29, 2016, Pingdingshan Environmental Protection Bureau filed a claim to the court to enforce the execution of Ping Huan Fa Zi (2015) no.26 Administrative Penalty Decision that the Company shall:

(1) cease its trial production;

(2) pay a fine of $10,535.30 (RMB 70,000).

Total unpaid amounts related to illegal occupation of land were approximately $25,402 (RMB 168,780).

Purchase commitment

On November 10, 2012, the Company entered into a sales and purchase contract with an unrelated third party, Xian Oriental Fuxing Machinery Co., Ltd (“Xian Oriental Fuxing”) with a contract amount of $419,907 (RMB 2,790,000). As of June 30, 2016, the Company already paid $293,483 (RMB 1,950,000) to Xian Oriental Fuxing. According to the verdict issued on September 24, 2016, the court ruled that the Company was required to pay the remaining amount of $126,424 (RMB 840,000) and litigation costs of $3,418 (RMB 22,708).

Guarantees

As of June 30, 2016, the Company guaranteed approximately $3.0 million for a bank loan of unrelated third-parties as follows:

Name	Guaranteed amount	Guarantee expiration date
Pingdingshan Yushi Automobile Accessory Sales Co., Ltd (1)	$1,204,034	December 29, 2016
Pingdingshan Orr Business Co., Ltd (2)	1,821,756	January 5, 2018
Total	$3,025,790

(1)	The Company did not, however, accrue any liability in connection with such guarantee because the borrower has been current in its repayment obligations and the Company has not experienced any loss from providing such guarantees in the past. The Company has evaluated the guarantee and has concluded that the likelihood of it having to make payments under the guarantee is remote and that the fair value of the stand-ready obligation under such commitment is not material.

(2)	According to the verdict issued on March 16, 2017, the court ruled that the borrower was required to remit the loan principal in an amount of $1,806,051 (RMB 12 million) and the litigation in an amount of $15,705 (RMB 104,346) in litigation costs. As the loan term being from January 5, 2015 to January 6, 2016, and the guarantee will expire on January 5, 2018, the Company has accrued a liability in connection with such guarantee.

Except the above mentioned litigations and claims, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company.

ITEM 4.	MINE SAFETY DISCLOSURES

The information required by Item 4 is not applicable to us, as we have no mining operations in the United States.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our ordinary shares commenced trading on the NASDAQ Capital Market under the symbol “YECO” on June 26, 2015. We received a notice from the Nasdaq Hearings Panel (the “Panel”) on July 7, 2017 indicating that it has determined to suspend the Company’s ordinary shares, from trading on The Nasdaq Stock Market, effective at the open of business on July 11, 2017. As a result of the notice, the Company’s ordinary shares are currently trading on the OTC Pink marketplace under the symbol “YECOF.”

The following table sets forth the high and low bid information for our ordinary shares on the NASDAQ Capital Market:

	Year Ended June 30, 2016		Year Ended June 30, 2015
	High	Low	High	Low

First Quarter Ended September 30	$2.50	$2.15	$-	$-
Second Quarter Ended December 31	$4.59	$3.96	$-	$-
Third Quarter Ended March 31	$4.09	$3.99	$-	$-
Fourth Quarter Ended June 30	$2.21	$1.62	$6.26	$6.00

Holders

As of August 21, 2017, there were approximately 19 shareholders of record of our ordinary shares. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

On November 24, 2015, we issued 1,733,426 shares to Wenge Du;

On January 21, 2016, we issued 134,367 and 31,279 shares to Horizons Consulting Associates LLC and Yale Yu pursuant to the consulting agreements dated as of January 11, 2016;

On May 19, 2016, we issued 16,854 shares to Yong Jun Kim;

On May 27, 2016, 15,156, 12,125, 11,215 and 7,578 shares were issued to David Kiachko, Chris Sun, John Sun and Caroline Di Diego & James Ferris, respectively;

On June 9, 2016, we issued 4,016,768 shares to Fast Balance-Cede & Co.;

32,239 shares and 58,140 shares were issued to Yingtao Miao and a consulting firm on August 8, 2016 and August 15, 2016, respectively.

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

As a small reporting company, we are not required to provide disclosure under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the years ended June 30, 2016 and 2015 should be read in conjunction with the Selected Financial Data, our financial statements, and the notes to those financial statements that are included elsewhere in this Report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

Trends in Our Business

On a macro level, the Chinese government announced a series of new policies at controlling production and development of various industries in China for the purpose of enhancing environmental quality in the territory. The province of Henan implemented the Blue Sky Action Plan in late March 2016 and enforced stricter environmental requirements on industries that conduct business in Henan province including construction materials. Additionally, Yulong Renewable received a notice from the Environmental Protection Bureau of the city of Pingdingshan that the Company is required to clean up its job sites and install environmental protection infrastructure and equipment. The environmental policies and action notice has significantly limited the Company’s capacity to maintain the production of its bricks, concrete and recycled construction materials. Subsequent to the fiscal year ended June 30, 2016, Yulong Bricks, Yulong Concrete and Yulong Renewable have been focusing on upgrading the facilities of their job sites to further comply with the stringent environmental requirements. Sales revenue of Yulong Bricks and Yulong Concrete has been significantly impacted subsequent to the fiscal year ended June 30, 2016. Both entities have resumed and gradually increased their productions beginning late April 2017. Three major construction projects of Yulong Renewable have been halted since August 2016 and Yulong Renewable’s operation has been placed on hold since January 2017. Yulong Renewable is still upgrading its job site and infrastructures and plans to offer for sale or transfer its renewable’s business in fiscal year 2018.

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

Revenue

Our revenue decreased by $3,585,953 or 7.76% to $42,644,431, as compared to a year ago. Revenue attributable to bricks, concrete and construction waste recycling for such periods are as follows:

	Revenue
	Bricks	Concrete	CWM				Total
			Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services
Revenue
Year ended June 30, 2015	$15,586,654	$29,967,622	$443,328	$81,953	$150,827	$-	$46,230,384
Year ended June 30, 2016	11,913,095	23,131,224	1,921,275	114,011	361,133	5,203,693	42,644,431
(Decrease) increase in $	$(3,673,559)	$(6,836,398)	$1,477,947	$32,058	$210,306	$5,203,693	$(3,585,953)
(Decrease) increase in %	(23.57)%	(22.81)%	333.38%	39.12%	139.44%	N/A	(7.76)%

Overall revenue was reduced by 3,585,953 or 7.76%. Brick and concrete sales dropped by 3,673,559 or 23.57% and 6,836,398 or 22.81%, respectively while construction waste management sales grew by 6,924,004. The change was primarily triggered by the depreciation of the RMB against the United States dollars as compared to a year ago as well as the environmental protection policy in China in the last quarter in 2016. Due to the policy, the Company shifted its focus on its construction waste management operation. The construction waste management operation commenced in April 2015 which consisted of hauling construction wastes, sales of recycled aggregates and recycled bricks and fragmentation.

The following tables present the average selling prices and quantities sold for our products and services for the periods indicated:

	Bricks	Concrete
Average selling price
Year ended June 30, 2015	$32.1	$44.3
Year ended June 30, 2016	26.0	42.2
Decrease in $	$(6.1)	$(2.1)
Decrease in %	(19.0)%	(4.81)%

Quantity sold (m3)
Year ended June 30, 2015	486,114	676,294
Year ended June 30, 2016	458,206	530,318
Decrease	(27,908)	(145,976)
Decrease in %	(5.7)%	(21.58)%

	CWM
	Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services	Waste Processing Services
Average selling price	Truckload	m3	m3	Jobsite	m3
Year ended June 30, 2015	$73.0	$2.2	$39.2	$-	$-
Year ended June 30, 2016	42.7	2.9	29.3	573.6	2.2
Increase (decrease) in $	$(30.3)	$0.7	$(9.9)	$573.6	$2.2
Increase (decrease) in %	(41.5)%	31.8%	(25.3)%	N/A	N/A

Quantity sold
Year ended June 30, 2015	6,075	38,047	3,843	-	-
Year ended June 30, 2016	45,040	38,689	12,348	2,616	1,661,540
Increase (decrease) in $	38,965	642	8,505	2, 616	1,661,540
Increase (decrease) in %	641.4%	1.7%	222.3%	N/A	N/A

Cost of Revenue

Cost of revenue decreased by 10.9%, to $26,165,513, as compared to last year. Such cost, in terms of our revenue separately from bricks, concrete and construction waste management, is as follows:

	Cost of Revenue
	Bricks	Concrete	CWM				Total
			Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services
Cost of Revenue
Year ended June 30, 2015	$6,139,759	$22,883,040	$298,152	$10,724	$31,310	$-	$29,362,985
Year ended June 30, 2016	5,644,755	17,306,275	1,661,961	116,518	439,632	996,372	26,165,513
Increase (decrease) in $	$(495,004)	$(5,576,765)	$1,363,809	$105,794	$408,322	$996,372	$(3,197,472)
Increase (decrease) in %	(8.1)%	(24.4)%	457.4%	986.5%	1304.1%	N/A	(10.9)%

The cost of brick and concrete revenue decreased mainly due to lower sales volume while the cost of construction waste management increased as the construction waste management commenced in the last quarter in the fiscal year ended June 30, 2015. Yulong Renewable introduced waste processing services and this segment also sold a more variety of recycled bricks and aggregates with higher unit cost in fiscal year ended June 30, 3016.

The average unit cost per cubic meter of bricks and concrete decreased as follows, mainly due to lower market prices for some raw materials (e.g., cement, coal and reclaimed lubricant for bricks, and cement and expansive admixtures for concrete):

	Average unit cost
	Bricks	Concrete
Year ended June 30, 2015	$12.6	$33.8
Year ended June 30, 2016	12.3	32.2
(Decrease) in $	$(0.3)	$(1.6)
(Decrease) in %	(2.2)%	(4.6)%

	Average unit cost
	CWM
	Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services	Waste Processing Services
	Truckload	m3	m3	Jobsite	m3
Year ended June 30, 2015	$49.1	$0.3	$8.1	$-	$-
Year ended June 30, 2016	36.9	3.0	35.6	108.14	0.44
Increase (decrease) in $	$(12.2)	$2.7	$27.4	$108.14	$0.44
Increase (decrease) in %	(24.8%)	968.5%	337.0%	N/A	N/A

We also use third-party manufacturers generally when orders exceed our production capacities. Such third-party manufacturers produce bricks and concrete with their employees and equipment using our pre-formulated raw material blends and under our supervision, and allow us to stage the finished products (in the case of bricks) onsite until our customers take delivery.  In return, we pay them a fee for every m3 of finished product, which is negotiated individually with each manufacturer. To date, such fees have been lower than our overhead and direct labor cost to produce a m3 of brick or concrete on our own. Based on the fees we paid in 2015 and 2016, which remained consistent during such periods (i.e., $0.90 for bricks and $1.0 and $0.9, respectively for concrete), such fees were approximately $2.3 and $2.2 lower per unit for bricks, respectively, and $1.0 and $0.8 lower per unit for concrete, respectively. Thus, were we to entirely produce internally during such periods, our cost of revenues would have increased by approximately $278,000 and $337,000 for bricks, respectively, and $181,000 and $86,000 for concrete, respectively, and our gross profit would have decreased accordingly. These fees, however, may change in the future depending on how much bricks or concrete we produce and thus how much overhead and direct labor cost we allocate to each resulting product unit. The brick manufacturer that we have been using lacks a sales department to develop business in the local market, while we are a principal customer of the concrete manufacturer that we have been using. Thus, we believe that we currently have more bargain power with respect to the fees that we pay these manufacturers.

Gross Profit

Gross profit was $16,478,918, a decrease of $388,481 or 2.3% from a year ago. Gross profit margin increased to approximately 38.6% from 36.5% in 2016.

Gross profit attributable to bricks was $6,268,340, a decline of $3,178,555 or 33.65%, from a year ago. Gross profit margin was 52.62%, a decrease of 7.99%, from 60.6% a year ago. Gross profit attributable to concrete was $5,824,949, a decrease of $1,259,633 or 17.78%, from a year ago. Gross profit margin was 25.18%, an increase of 1.54%, from 23.6% a year ago. Gross profit attributable to recycling was $4,385,629 for the year ended June 30, 2016, a significant growth of 4,049,707 or 1205.55% from prior year due to the shift to and concentration on recycling operation in the last quarter of the year. Gross profit margin was 57.7% for the year ended June 30, 2016 compared to 49.68% in prior year.

Operating Expenses

Operating expenses, which consist of selling, general and administrative (“G&A”) and impairment loss expenses, was $65,979,142, an increase of $61,970,195 or 1,545.80% as compared to a year ago. G&A expenses, which increased by $9,467,343 or 280.55%, was $12,841,900. The rise in G&A expense primarily was attributable to $2,480,832 reserve for prepayment, additional $4,085,307 in bad debt allowance, $1,883,624 in litigation, $948,106 in staff salary and benefit, $486,989 in business development, $534,237 in stock-based compensation related to the additional restricted shares issued to consultants incurred in the year ended June 30, 2016. Such increase was offset by decrease in depreciation expense, $530,648 and the start-up cost, $716,771, which solely incurred in the year ended June 30, 2015. Selling expense was $451,927, which reduced by 182,463 as compared to a year ago. The decline was mainly attributed to the decrease in depreciation of office furniture, $151,975 and gasoline, $31,010.

Due to the suspension of Yulong Renewable’s construction project in August 2016 and reduction of its production, we provided an impairment reserves for non-current assets including $50,357,301 of long-lived assets and construction in progress as well as $2,328,014 of impairment reserve to its land use rights for the year ended June 30, 2016.

Other Income (Expense)

Other income (expense) includes finance expense (which consist of interest and other finance expenses, net of interest income), and income (expense) not related to our principal operations.

We had other expense of $332,560, a decrease of $948,302 or 74.0% from a year ago. Other expense consisted of $1,028,761 in interest expense and $22,969 in other finance and non-operating expense, offset by $111,332 in interest income, $409,775 in change in fair value of warrant liabilities and $198,063 in other income.

Provision for Income Taxes

Provision for income taxes increased by $459,220 to $3,357,239, as compared to a year ago due to higher income before tax. While we incurred G&A expenses at our Cayman Islands holding company level (i.e., Yulong), we will probably not be able to utilize the resulting net operating loss in the future. Therefore, the realization of our deferred tax assets is unlikely, since we are not subject to any income tax or credit under current Cayman Islands laws, and we have provided for a full valuation allowance against such deferred tax assets.

Net (Loss) Income

Net loss for the year ended June 30, 2016 was $(53,190,023), as compared to net income $8,679,571 for the same period last year. The net loss was primarily attributable to the impairment reserve provided for the long-lived assets and intangible assets of Yulong Renewable.

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

We will require cash of approximately $22.5 million within the next twelve months, including $5.7 million to repay outstanding short-term bank loans, $12.8 million to satisfy accounts payable and other payables and $4 million to satisfy capital lease obligations. As of June 30, 2016, we had cash and cash equivalent approximately $3.2 million, accounts receivable of $5.7 million and prepayment of $15.7 million which will be refundable to us by one of our construction vendors. The significant decrease in cash balance as of June 30, 2016 was primarily due to an investment in our new construction of our solid waste resource utilization center in Zhengzhou, Henan for our renewable business. As of June 30, 2016, we had paid approximately $34 million in this investment. The founder has provided approximately $1.7 million (RMB 11.6 million) to fund the Company’s operations subsequent to the fiscal year ended June 30, 2016. The Company may also continue to raise fund through private placement or issuance of shares to support the Company’s operational needs. As a result, we believe that our current working capital is sufficient to support routine operations for the next 12 months.

Short-term Loans – Banks

We had $5.7 million and $8.0 million in short-term bank loans as of June 30, 2016 and 2015, respectively.  Such loans mature in one year and must be repaid in full upon maturity.  Based on our borrowing history, we believe the banks we work with will renew their loans to us after our current loans mature, as they did in the past.

For additional discussion regarding our loans, please refer to Note 10 to our audited consolidated financial statements included in this Report.

Cash Flows

As of June 30, 2016, our cash was $2,734,540 as compared to $16,470,299 as of June 30, 2015. The following table presents a summary of our cash flows for the periods indicated:

	For the years ended June 30,
	2016	2015
Net cash provided by operating activities	$13,275,874	$6,200,843
Net cash (used in) investing activities	(36,600,435)	(1,998,492)
Net cash provided by (used in) financing activities	10,624,027	(7,593,596)

Net Cash (Used in) Provided by Operating Activities

Net cash provided by operating activities, $13.3 million, for the year ended June 30, 2016, is primarily attributable to non- cash items such as depreciation and amortization expense, $2.2 million, $4.1 million provision for doubtful accounts, $2.9 million reserve for prepayments and change in fair value of warrant liabilities, $(0.4) million. The increase in net cash related to operating activities is also caused by an increase in accrued liabilities, $2.3 million, increase in payroll payable, $1.1 million, cash inflow from customer deposits, $2.7 million and payment related to other payables $0.2 million offset by additional accounts receivable, $1.1 million.

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

As of June 30, 2016, our outstanding days in sales were approximately 49 days, from 74 days as of June 30, 2015. Such decrease was mainly the result of increased provision for doubtful debts during the current year.

Net Cash Used in Investing Activities

For the year ended June 30, 2016, we made payments approximately $36.6 million for construction-in-progress and prepayments to various construction vendors relating to Yulong Renewable’s new facilities.

For the year ended June 30, 2015, we made prepayments of approximately $1.5 million, and payments of approximately $0.5 million, for construction-in-progress relating to Yulong Renewable’s new facilities.

Net Cash Provided by (Used in) Financing Activities

For the year ended June 30, 2016, net cash provided by financing activities, $10.6 million, resulted from $11.5 million proceeds received from our initial public offering and $1.4 million loan from our related parties, offset by $1.7 million in bank loan repayments as they became due and $0.6 million in principal repayments on capital lease obligations.

Contractual Obligations

As of June 30, 2016, the annual future minimum payments under certain of our contractual obligations were as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 – 2 years	More than 2 years
Construction-in-progress (1)	29,328,448	3,848,798	25,479,650	-
Short term loan-bank	5,674,011	5,674,011	-	-
Capital lease obligations	4,091,143	4,062,291	28,852	-
Total	$39,093,602	$13,585,100	$25,508,502	$-

(1)	For Yulong Renewable’s new facilities, and Yulong Bricks’ autoclave.

Off-balance Sheet Arrangements

As of June 30, 2016, we guaranteed two bank loans of unrelated third parties in the aggregate amount of $3.0 million, which guarantees are set to expire on December 29, 2016 and January 5, 2018. For the bank loan that we offered guarantee for Pingdingshan Yushi Automobile Accessory Sales Co., Ltd, we did not, however, accrue any liability in connection with such guarantee because the borrower has been current in their repayment obligations and we have not experienced any losses from providing such guarantees in the past. We have evaluated the guarantee and have concluded that the likelihood of our having to make payments under the guarantee is remote and that the fair value of the stand-ready obligation under these commitment is not material. We agreed to provide the guarantee due to our long-term relationship with and the credit worthiness of the borrower.

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

Impairment for long-lived assets

Long-lived assets, including buildings and improvements, equipment and intangible assets with finite live, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable.  We assess the recoverability of an asset based on the undiscounted future cash flow such asset is expected to generate, and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, is less than the carrying value of the asset.  When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market value. In Q2 2017, due to Air Pollution Control Act passed by the central government of the People’s Republic of China and the Blue Sky Project Plan enforced by the province of Henan, Yulong Renewable placed construction projects of factory and solid waste facilities on hold on August 2016 and gradually reduced its production. Since January 2017, Yulong Renewable suspended its operation to further upgrade its technique and facility to comply with the stricter environmental regulations. It provided an impairment reserve in an amount of approximately $50.4 million as of June 30, 2016.

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

Recent Accounting Pronouncements

Revenue Recognition: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09 (modified retrospective method). We are currently assessing the impact to our consolidated financial statements, and have not yet selected a transition approach.

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

Going Concern Uncertainties: In August 2014, FASB issued ASU No. 2014-15, Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Accounting Standards Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have material impact on our consolidated financial position and results of operations.

Inventory: In July 2015, the FASB issued ASU No. 2015-11, an amendment to Topic 330 for simplifying the measurement of inventory. The update requires that inventory be measured at the lower of cost and net realizable value where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  The amendment is intended to provide clarification on the measurement and disclosure of inventory in Topic 330 and not intended for those clarifications to result in any changes in practice. The ASU is effective for interim and annual periods beginning after December 15, 2016.  Early application is permitted for all entities and should be applied prospectively. We do not expect the adoption of ASU 2015-11 to have a material impact on our consolidated financial position and results of operations.

Financial Instruments: In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall (Subtopic825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective in developing this ASU is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Earlier application is permitted as of the beginning of the fiscal year of adoption for public entities if the entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The Company does not expect the adoption of ASU 2016-01 to have material impact on its financial position, results of operations or cash flows.

Leases: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The main objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for (1) public business entities, (2) not-for-profit entities that have issued, or are conduit bond obligors for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market, and (3) employee benefit plans that file financial statements with the SEC. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2010. Early adoption is permitted for all entities. The Company does not expect the adoption of ASU 2016-02 to have material impact on its financial position, results of operations or cash flows.

Stock-based Compensation: In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also requires the Company to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur.

Statement of Cash Flows: In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which require that a statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. Adoption of this ASU is applied using a retrospective approach. As a result, the Company will no longer present transfers between cash and cash equivalents and restricted cash in the consolidated cash flow statements.

Business Combination: In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for us in the first quarter of 2018 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

Stock-based Compensation:   In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock compensation (Topic 718): Scope of modification accounting” (“ASU 2017-09”). The purpose of the amendment is to clarify which changes to the terms or condition of a share-based payment award require an entity to apply modification accounting. For all entities that offer share based payment awards, ASU 2017-09 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2017-09 on its condensed consolidated financial statements.

Except for the ASU above, in the period from January 1, 2017 to August 2017, the FASB has issued ASU No. 2017-01 through ASU 2017-011, which are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a small reporting company, we are not required to provide disclosure under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Yulong Eco-Materials Limited

We have audited the accompanying consolidated balance sheet of Yulong Eco-Materials Limited and Subsidiaries as of June 30, 2016, and the related consolidated statements of income and comprehensive loss, cash flows and equity for the year ended June 30, 2016. Yulong Eco-Materials Limited’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Yulong Eco-Materials Limited and Subsidiaries as of June 30, 2016 and the consolidated results of their operations and their cash flows for the period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the financial statements, the Company has suffered significant losses from operations, has a working capital deficiency, and insufficient cash to meet its short-term obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KSP Group, Inc.

August 25, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Yulong Eco-Materials Limited

We have audited the accompanying consolidated balance sheets of Yulong Eco-Materials Limited and Subsidiaries as of June 30, 2015, and the related consolidated statements of income and comprehensive income, cash flows and equity for each of the years in the year period ended June 30, 2015. Yulong Eco-Materials Limited’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Yulong Eco-Materials Limited and Subsidiaries as of June 30, 2015, and the consolidated results of their operations and their cash flows for the year ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

September 28, 2015

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,734,540	$16,470,299
Restricted cash	500,000	-
Accounts receivable, net	5,728,334	9,329,495
Deposits and other receivables	1,002,713	286,153
Inventories	364,891	364,254
Advances to suppliers	222,239	17,421
Prepaid expenses	108,716	373,617
Total current assets	10,661,433	26,841,239

PLANT AND EQUIPMENT, net	7,425,445	41,267,655

OTHER ASSETS
Other receivable, non-current	15,727,696	-
Prepayments, net	15,050	3,658,748
Prepaid expenses, non-current	50,000	-
Intangible assets, net	2,163,791	4,913,376
Deferred tax asset, net	388,970	520,147
Long-term deposit	10,716	397,300
Total other assets	18,356,223	9,489,571

Total assets	$36,443,101	$77,598,465

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short term loan - bank	$5,674,011	$7,972,190
Accounts payable, trade	1,710,881	1,726,158
Other payables and accrued liabilities	7,601,354	4,817,399
Other payables - related parties	1,965,237	2,584,104
Customer deposits	2,571,846	-
Taxes payable	1,498,083	1,098,093
Capital lease obligation-current portion	4,062,291	4,615,083
Dividends payable	-	7,994,125
Warrant liabilities	65,605	-
Total current liabilities	25,149,308	30,807,152

LONG TERM LIABILITIES
Capital lease obligation-net of current portion	28,852	138,952
Total long term liabilities	28,852	138,952

Total liabilities	25,178,160	30,946,104

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.00125 par value, 100,000,000 shares authorized, 11,997,184 and 8,000,000 shares issued and outstanding, respectively *	14,997	10,000
Subscription receivable	(10,000)	(10,000)
Additional paid-in capital	40,497,594	19,011,464
Statutory reserves	3,922,228	3,922,228
Stock to be issued	37,500	-
Retained earnings	(31,978,194)	21,211,829
Accumulated other comprehensive income	(1,219,184)	2,506,840
Total Yulong Eco-Materials Limited’s equity	11,264,941	46,652,361

Total liabilities and equity	$36,443,101	$77,598,465

*	Giving retroactive effect to the 4-for-5 reverse stock split effected on March 3, 2015 and initial public offering on July 1 2015.

The accompanying notes are an integral part of these consolidated financial statements.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended June 30,
	2016	2015
REVENUES
Bricks	$11,913,095	$15,586,654
Concrete	23,131,224	29,967,622
Recycling	7,600,112	676,108
TOTAL REVENUES	42,644,431	46,230,384

COST OF REVENUES
Bricks	5,644,755	6,139,759
Concrete	17,306,275	22,883,040
Recycling	3,214,483	340,186
TOTAL COST OF REVENUES	26,165,513	29,362,985

GROSS PROFIT	16,478,918	16,867,399

OPERATING EXPENSES:
Selling	451,927	634,390
General and administrative	12,841,900	3,374,557
Impairment loss-fixed assets & CIP	50,357,301	-
Impairment loss - intangible assets	2,328,014	-

Total operating expenses	65,979,142	4,008,947

(LOSS) INCOME FROM OPERATIONS	(49,500,224)	12,858,452

OTHER INCOME (EXPENSE), net
Bank charges	(9,504)	(1,094)
Interest income	111,332	70,065
Interest expense	(1,028,761)	(1,297,102)
Other finance expense	(7,527)	-
Exchange gain/(loss)	(5,938)	-
Change in fair value of warrant liabilities	409,775	-
Other income/(expense), net	198,063	(52,731)
Total other expense, net	(332,560)	(1,280,862)

(LOSS) INCOME BEFORE INCOME TAXES	(49,832,784)	11,577,590

PROVISION FOR INCOME TAXES	3,357,239	2,898,019

NET (LOSS) INCOME	(53,190,023)	8,679,571

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(808,327)	326,188

COMPREHENSIVE INCOME (LOSS)	$(53,998,350)	$9,005,759

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted*	11,926,956	8,000,000

(LOSS) EARNINGS PER SHARE
Basic and diluted*	$(4.46)	$1.08

*	Giving retroactive effect to the 4-for-5 reverse stock split effected on March 3, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

							Retained	Accumulated
				Additional	Stock		earnings/	other
	Common Stock		Subscription	paid-in	to be	Statutory	(Accumulated	comprehensive
	Shares*	Par Value	receivable	capital	issued	reserves	deficit)	income (loss)	Total
BALANCE, July 1, 2014	8,000,000	$10,000	$(10,000)	$19,011,464	$-	$3,771,665	$12,682,821	$2,180,652	$37,646,602
Net income							8,679,571		8,679,571
Appropriation of statutory reserve						150,563	(150,563)		-
Foreign currency translation adjustments								326,188	326,188
BALANCE, June 30, 2015	8,000,000	$10,000	$(10,000)	$19,011,464	$-	$3,922,228	$21,211,829	$2,506,840	$46,652,361
Issuance of shares for cash	2,250,000	2,813		11,507,344					11,510,157
Stock based compensation expenses	153,646	192		496,545	37,500				534,237
Convertible to ordinary shares	1,593,538	1,992		9,957,621					9,959,613
Allocation to warrant liabilities				(475,380)					(475,380)
Net loss							(53,190,023)		(53,190,023)
Appropriation of statutory reserve									-
Foreign currency translation adjustments								(3,726,024)	(3,726,024)
BALANCE, June 30, 2016	11,997,184	$14,997	$(10,000)	$40,497,594	$37,500	$3,922,228	$(31,978,194)	$(1,219,184)	$11,264,941

The accompanying notes are an integral part of these consolidated financial statements.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(53,190,023)	$8,679,571
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,114,469	1,697,465
Amortization	103,417	55,186
Deferred tax benefit	92,181	(328,761)
Change in fair value of warrant liabilities	(409,775)	-
Stock based compensation expenses	534,237	-
Allowance for doubtful accounts	4,067,144	-
Reserve for prepayments	2,860,642
Impairment loss on fixed assets & CIP	50,357,301	-
Impairment loss on intangible assets	2,328,014	-
Change in operating assets and liabilities
Accounts receivable	(1,124,425)	(4,089,754)
Restricted cash	(500,000)
Deposits and other receivables	(397,719)	(330,309)
Inventories	(30,984)	60,562
Advances to suppliers	(212,367)	52,659
Prepaid expense	209,698	(300,630)
Accounts payable, trade	127,937	(107,346)
Other payables and accrued liabilities	3,185,235	1,239,321
Customer deposits	2,656,337	(403,490)
Taxes payable	504,555	(23,631)
Net cash provided by operating activities	13,275,874	6,200,843

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for equipment and construction in progress	(20,375,923)	(514,924)
Proceeds from disposal of equipment	20,469	-
Prepayments for construction-in-progress	(16,244,390)	(1,500,468)
Repayments from related parties	-	26,674
Payment for land use rights	(591)	(9,774)
Net cash (used in) investing activities	(36,600,435)	(1,998,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans – bank	4,197,115	4,479,750
Payments of short-term loan – bank	(5,907,051)	(4,316,850)
Proceeds from (payments to) related parties	1,416,849	(6,522,453)
Principal payments on capital lease obligations	(593,043)	(1,234,043)
Proceeds from issuance of IPO shares, net	11,510,157	-
Net cash provided by (used in) financing activities	10,624,027	(7,593,596)

EFFECT OF EXCHANGE RATE ON CASH	(1,035,225)	128,774

CHANGES IN CASH AND CASH EQUIVALENTS	(13,735,759)	(3,262,471)

CASH AND CASH EQUIVALENTS, beginning of year	16,470,299	19,732,770

CASH AND CASH EQUIVALENTS, end of year	$2,734,540	$16,470,299

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$2,596,981	$3,195,373
Cash paid for interest	$196,120	$1,066,738

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of construction-in-progress from prepayments-construction	$675,425	$3,266,054
Additions to fixed assets and construction-in-progress through other payables	$853,445	$2,333,976
Acquisition of machinery, equipment and intangible asset by capital leases	$294,506	$4,281,859
Repayments from related parties offset with other payable-related parties	$-	$912,240
Reclassification of intangible assets from prepayment-land use rights	$-	$379,434
Conversion of shareholders’ debt to 1,593,538 ordinary shares	$9,959,613	$-
Issuance of ordinary shares for deferred compensation	$75,068	$-
Valuation of 112,500 warrants allocated to warrant liabilities from additional paid-in capital	$475,380	$-
Reclassification of payables for litigations from other payables - related parties	$177,903	$-
Other receivable-related parties offset with other payable-related parties	$229,878	$-

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

On October 30, 2015, Pingdingshan Xulong Renewable Resource Co., Ltd. Shangqiu Branch was established and incorporated in the People’s Republic of China. The entity is wholly owned by Pingdingshan Xulong Renewable Resource Co., Ltd. (“Yulong Renewable”) and engages in construction waste hauling and processing for the city center in Shangqiu district.

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

As a result of the foregoing contractual arrangements, which give Yulong WFOE effective control of the Yulong operating companies, obligate Yulong WFOE to absorb all of the risk of loss from their activities, and enable Yulong WFOE to receive all of their expected residual returns, the Company accounts for each Yulong operating company as a variable interest entity (“VIE”). Additionally, as the parent company of Yulong WFOE, the Company is considered the primary beneficiary of the Yulong operating companies. Accordingly, the Company consolidates the accounts of the Yulong operating companies for the years ended June 30, 2016 and 2015, in accordance with Regulation S-X-3A-02 promulgated by the Securities Exchange Commission, and Accounting Standards Codification (“ASC”) 810-10, Consolidation.

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

Going concern consideration

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern basis. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets. The Company’s operation scale particularly Yulong Renewable was significantly downsized subsequent to June 30, 2016 due to environmental act passed by the central government of PRC and Blue Sky Action Plan implemented by the province of Henan, PRC. The remaining business of Yulong Bricks and Yulong Concrete has not sufficiently made up the cessation of Yulong Renewable’s business which raises a substantial doubt about the Company’s ability to continue as a going concern.

In an effort to maintain its financial position and operations, the Company has successfully entered into a remittance agreement with one of its vendors to refund the prepayment for one of its construction projects in an amount of $15.7 million (RMB104.5 million). Moreover, the Company is working to pursue the potential acquirers for Yulong Renewable’s business. Beginning January 2017, Yulong Bricks and Yulong Concrete gradually resumed their sales revenue by 15% from the Q1 and Q2 2017 level. The Company has initiated negotiations with its financial institutions and lessors to extend the due date of the loan and lease obligations. The founder has provided approximately $1.7 million (RMB 11.6 million) to fund the Company’s operations. The Company may also continue to raise fund through private placement or issuance of shares to support the Company’s operational needs. Management believes that the foregoing actions would enable the Company to continue as a going concern.

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

Translation adjustments included in accumulated other comprehensive income amounted to $(1,219,184) and $2,506,840 as of June 30, 2016 and 2015, respectively. The balance sheet amounts, with the exception of equity, at June 30, 2016 and 2015 were translated at 6.64 RMB and 6.11 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rate applied to statement of income and other comprehensive income accounts for the years ended June 30, 2016 and 2015 was 6.44 RMB and 6.14 RMB, respectively. Cash flows are also translated at the average translation rate for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, demand deposits and time deposits placed with banks with state owned banks within the PRC and with banks in Hong Kong which are unrestricted as to withdrawal and use and have original maturities of less than three months.

Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. As of June 30, 2016 and 2015, the Company had approximately $2,734,015 (RMB18,165,703) and $16,393,414 (RMB100,143,029), respectively, of cash deposits which were not covered by insurance. The Company has not experienced any losses in such accounts.

Restricted cash

Restricted cash consists of a third-party escrow account in the United States of America. The usage of the amount in the escrow account needs approval from the underwriter.

Accounts and other receivables, net

During the normal course of business, the Company extends unsecured credit to its customers and others, as further discussed in Note 4. Management reviews its accounts receivable balances each reporting period to determine if an allowance for doubtful accounts is required. An estimate for doubtful accounts is recorded based on the collectability of all accounts receivables, which takes into account the number of days past due, collection history, identification of specific customer exposure and current economic trends. Bad debts are written off against the allowance after all collection efforts have ceased. For the years ended June 30, 2016 and 2015, the Company recorded in the aggregate of approximately $3.9 million and $0 of allowances for doubtful accounts against its accounts receivable and other receivables. The current year provision is based on the past due period over 9 months of its customers.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, it is not marked up subsequently based on changes in underlying facts and circumstances. As of June 30, 2016 and 2015, the Company determined that no reserves for obsolescence were necessary.

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

Impairment for long-lived assets

Long-lived assets, including buildings and improvements, equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate to comparable market values. As of June 30, 2016, the Company has recorded $50.4 million provision on impairment on its long-lived assets on Yulong Renewable’s buildings and improvements, equipment, vehicles and construction in progress for the year ended June 30, 2016.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016:

	Carrying value at June 30, 2016	Fair value measurement at June 30, 2016
		Level 1	Level 2	Level 3
Warrant liabilities	$65,605	$-	$-	$65,605

Certain inputs used in the valuation of the Company’s warrants are observable and therefore considered level 2. However, as the Company is a newly listed public reporting company and thus lacks historical volatility data, management concluded that level 3 fair valuation measurement is appropriate.

The following is a reconciliation of the beginning and ending balances of warrant liabilities measured at fair value on a recurring basis using observable inputs as of June 30, 2016:

June 30, 2016
Beginning fair value	$-
Recognized fair value at issuance on July 1, 2015	475,380
Realized gain recorded in earnings	(409,775)
Ending fair value	$65,605

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping costs incurred in the delivery of products and depreciation expenses for transportation equipment (under Yulong Transport) are included in selling expense. Shipping costs amounted to $285,246 and $316,256 for the years ended June 30, 2016 and 2015, respectively. Depreciation expense amounted to $36,687 and $188,662 for the years ended June 30, 2016 and 2015, respectively.

Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. As of June 30, 2016 and 2015, $2,734,015 and $16,393,414 were deposited with various major financial institutions located in the PRC, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. Historically, deposits in Chinese banks are secure due to state policy to protect depositor interests. However, China promulgated a Bankruptcy Law in August 2006 that came into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures to provide for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the current Bankruptcy Law, a Chinese bank may file bankruptcy if it deems itself to be insolvent. In addition, since China’s concession to the World Trade Organization, foreign banks have been gradually permitted to operate in China and have intensified competition in many aspects, especially since the opening of the Renminbi business to foreign banks in late 2006. Therefore, the risk of bankruptcy at the institutions that the Company maintains deposits has increased. In the event of bankruptcy, the Company is unlikely to reclaim its deposits in full since it is unlikely to be classified as a secured creditor under PRC laws.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company maintains reserves for estimated credit losses, and such losses have generally been within expectations.

Customer and vendor concentration risk

For the years ended June 30, 2016 and 2015, no customer accounted for more than 10% of the Company’s total revenues.

As of June 30, 2016, two customers accounted for 26% and 19% of the Company’s total accounts receivable, respectively. As of June 30, 2015, two customers accounted for 12% and 11% of the Company’s total accounts receivable, respectively.

For the year ended June 30, 2016, four major suppliers accounted for 26%, 18%, 16% and 10% of the Company’s total purchases. For the year ended June 30, 2015, four major suppliers accounted for 19%, 19%, 14% and 13% of the Company’s total purchases.

As of June 30, 2016, five suppliers accounted for 21%, 19%, 16%, 16% and 11% of the Company’s accounts payable balances. As of June 30, 2015, three suppliers accounted for 32%, 23% and 18% of the Company’s accounts payable balances.

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

As of June 30, 2016, Yulong WFOE and the VIEs have each filed income tax returns in China for the years ended December 31, 2010 to 2015. All such tax returns are subject to examination by the Chinese taxing authorities.

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

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee benefit

The full-time employees of Yulong WFOE and the VIEs are entitled to staff welfare benefits including medical care, housing fund, pension benefits and unemployment insurance, which are government mandated defined contribution plans. The Company is required to accrue for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant PRC regulations, and make cash contributions to the state-sponsored plans out of the amounts accrued. Total expense for the plans was $55,540 and $118,410 for the years ended June 30, 2016 and 2015, respectively.

Recent accounting pronouncements

Revenue Recognition: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09 (modified retrospective method). We are currently assessing the impact to our consolidated financial statements, and have not yet selected a transition approach.

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

Going Concern Uncertainties: In August 2014, FASB issued ASU No. 2014-15, Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Accounting Standards Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have material impact on our consolidated financial position and results of operations.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory: In July 2015, the FASB issued ASU No. 2015-11, an amendment to Topic 330 for simplifying the measurement of inventory. The update requires that inventory be measured at the lower of cost and net realizable value where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  The amendment is intended to provide clarification on the measurement and disclosure of inventory in Topic 330 and not intended for those clarifications to result in any changes in practice. The ASU is effective for interim and annual periods beginning after December 15, 2016.  Early application is permitted for all entities and should be applied prospectively. We do not expect the adoption of ASU 2015-11 to have a material impact on our consolidated financial position and results of operations.

Financial Instruments: In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall (Subtopic825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective in developing this ASU is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Earlier application is permitted as of the beginning of the fiscal year of adoption for public entities if the entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The Company does not expect the adoption of ASU 2016-01 to have material impact on its financial position, results of operations or cash flows.

Leases: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The main objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for (1) public business entities, (2) not-for-profit entities that have issued, or are conduit bond obligors for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market, and (3) employee benefit plans that file financial statements with the SEC. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2010. Early adoption is permitted for all entities. The Company does not expect the adoption of ASU 2016-02 to have material impact on its financial position, results of operations or cash flows.

Stock-based Compensation: In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also requires the Company to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur.

Statement of Cash Flows: In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which require that a statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. Adoption of this ASU is applied using a retrospective approach. As a result, the Company will no longer present transfers between cash and cash equivalents and restricted cash in the consolidated cash flow statements.

Business Combination: In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for us in the first quarter of 2018 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

Stock-based Compensation:   In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock compensation (Topic 718): Scope of modification accounting” (“ASU 2017-09”). The purpose of the amendment is to clarify which changes to the terms or condition of a share-based payment award require an entity to apply modification accounting. For all entities that offer share based payment awards, ASU 2017-09 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2017-09 on its condensed consolidated financial statements.

Except for the ASU above, in the period from January 1, 2017 to August 2017, the FASB has issued ASU No. 2017-01 through ASU 2017-011, which are not expected to have a material impact on the consolidated financial statements upon adoption.

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

The carrying amount of the VIEs’ consolidated assets and liabilities are as follows for the years indicated:

	June 30, 2016	June 30, 2015
Current assets	$10,068,142	$26,547,906
Plant and equipment, net	7,425,446	41,267,655
Other noncurrent assets	18,306,223	9,489,571
Total assets	35,799,810	77,305,132
Total liabilities	33,130,293	29,529,680
Net assets	$2,669,518	$47,775,452

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The VIEs’ liabilities consist of the following for the years indicated:

	June 30,
	2016	2015
Current liabilities:
Short term loan - banks	5,674,011	7,972,190
Accounts payable	1,710,881	1,726,158
Other payables and accrued liabilities	5,973,602	3,711,210
Payroll Payable	546,990	-
Other payables - related parties	1,907,458	2,273,869
Customer deposits	2,571,846	-
Taxes payable	1,497,583	1,098,093
Capital lease obligations-current	4,062,291	4,615,083
Intercompany payable	9,156,779	7,994,125
Total current liabilities	33,101,441	29,390,728

Long term liabilities:
Capital lease obligations-non-current	28,852	138,952
Total long term liabilities	28,852	138,952
Total liabilities	33,130,293	29,529,680

The operating results of the VIEs are as follows:

	Years ended June 30,
	2016	2015
Revenue	$42,644,431	$46,230,384
Gross profit	$16,478,918	$16,867,399
(Loss) Income from operations	$(47,246,203)	$13,964,941
Net (loss) income	$(51,341,078)	$9,786,060

Note 4 – Accounts receivable, net

Accounts receivable, net consists of the following for the years indicated:

	June 30, 2016	June 30, 2015
Accounts receivable	$9,666,112	$9,329,495
Less: allowance for doubtful accounts	(3,937,778)	-
Total accounts receivable, net	$5,728,334	$9,329,495

Movement of allowance for doubtful accounts is as follows for the years indicated:

	June 30, 2016	June 30, 2015
Beginning balance	$-	$-
Charge to expense (benefit)	4,067,144	-
Exchange rate effect	(129,366)	-
Ending balance	$3,937,778	$-

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Deposits and other receivables

Deposits and other receivables consisted of the following:

	June 30, 2016	June 30, 2015
Refundable deposits for equipment purchase	$444,439	$126,856
Deposit for outsourcing agreement (1)	235,176	147,330
Deposit for new project	63,739	8,185
Advances to employees (2)	240,474	3,782
Insurance compensation	15,874	-
Deposit with government agency	3,011	-
Total	$1,002,713	$286,153

Other receivables, non-current consisted of the following:

	June 30, 2016	June 30, 2015
Refundable deposit – construction (3)	$15,727,696	$-
Total	$15,727,696	$-

(1)	In December 2011, Yulong Bricks agreed to outsource some brick production to Pingdingshan Hongrui New Construction Materials Co., Ltd., an unrelated third party, and paid approximately $235,176 (RMB 900,000) as security deposit, which is due on demand.

(2)	The Company entrusts funds to its employees to pay certain of its expenses in the normal course of business, particularly for projects or jobsites beyond Pingdingshan.
(3)	$15,727,696 (RMB104 million) related to the purchase of equipment, in connection with the construction of Yulong Renewable's waste recycling plant and factory construction, would be refundable based on the agreement entered with the contractor, Pingdingshan City HuaShen Trading Co. Ltd., subsequently on July 4, 2017 (see Note 8). The agreement stipulated that the contractor would refund the amount in five (5) equal installment amount on July 10, 2017, October 10, 2017, January 10, 2018, April 10, 2018 and July 10, 2018. The first installment of $3,010,085 was received subsequently in July 2017 as per the refund schedule.

Note 6 – Inventories

Inventories consisted of the following for the years indicated:

	June 30, 2016	June 30, 2015
Raw materials	$285,459	$267,560
Semi-finished byproduct	34,236	6,196
Finished goods	45,196	90,498
Total inventories	$364,891	$364,254

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

As of June 30, 2016 and 2015, management believed that no inventory allowance was deemed necessary.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Plant and equipment, net

Plant and equipment consisted of the following for the years indicated:

	June 30, 2016	June 30, 2015
Building and improvements	$24,735,204	$17,959,588
Machinery and equipment	7,335,708	7,861,193
Machinery and equipment under capital lease	2,099,839	1,883,535
Transportation equipment	855,598	938,202
Transportation equipment under capital lease	2,687,620	2,923,262
Office equipment	109,993	107,128
Construction-in-progress	27,111,181	16,889,716
Subtotal	64,935,143	48,562,624
Less: accumulated depreciation	(8,754,140)	(7,294,969)
Less: impairment reserve for fixed assets & CIP	(48,755,558)	-
Total	$7,425,445	$41,267,655

As of June 30, 2016 and 2015, Yulong Renewable has impairment reserves for its building and improvements, machinery and equipment, transportation equipment and construction-in-progress of $48,755,558 and $0, respectively.

Construction-in-progress represents labor costs and materials incurred in connection with the construction of office building, employee facilities, equipment and machinery for Yulong Renewable, office building for Yulong Concrete, and an autoclave for Yulong Bricks. No depreciation is provided for construction-in-progress until it is completed and placed into service. Approximately in Q4 2016, the central government of the People's of Republic of China passed Air Pollution Control Act and enforced Air Pollution Control Action Plan. The province of Henan of People's Republic of China implemented "Province of Henan Blue Sky Action Plan" on various industries such as construction materials, coal mining. Due to the Air Pollution Control Act and Blue Sky Action Plan, Yulong Renewable is required to comply with the new environmental regulations and its construction projects were placed on hold since August 2016. Yulong Renewable CIP primarily included the following projects:

Yulong Renewable commenced a construction of the waste recycling plant and brick production plant in 2015. Total budget for these constructions is approximately $44.4million, of which approximately $8.2 million (RMB 54.4 million) was transferred to fixed assets in the fiscal year ended June 30, 2016. The entity placed the plant construction on hold in August 2016 and accordingly, provided an impairment reserve for the related construction-in-progress amount, $7.8 million (RMB 51.6 million) as of June 30, 2016.

In March 2016, the Company commenced a construction of environmental product testing and solid waste resource utilization center in Zhengzhou, PRC. Total budget for the construction of this center is approximately 45.2 million (RMB 300 million). As of June 30, 2016, the Company has incurred approximately $34.8 million (RMB 231.7 million) in construction-in-progress pertinent to this construction and has paid $34.3 million (RMB 227.7 million) to the contractor. In August 2016, the Company placed this construction project on hold. In July 2017, the Company signed a cancellation agreement with the contractor by which the project prepayment, $15.7 million (RMB 104 million) would be refundable by the contractor in five (5) equal installments commencing in July 2017. The first installment of $3,010,085 was received subsequently in July 2017 as per the refund schedule. This amount of $15,727,696 was presented as other receivable, non-current, on the consolidated balance sheets. The remaining construction-in-progress balance related to this construction, approximately $19.1 million (RMB126.8 million), was considered suspended and the Company recorded an impairment provision for the entire amount, $19.1 million (RMB 126.8 million).

Additional Yulong Renewable placed other CIP projects on hold in August 2016 and placed an impairment reserve against the related CIP expenditures such as designer's fee, exploration fee and equipment in a total amount of $0.2 million (RMB 1.56 million).

Construction-in-progress consisted of the following as of June 30, 2016:

Construction-in-progress description	Value	Estimated completion date	Estimated additional cost to complete
Office buildings, staff facilities, equipment and machinery (1)	$4,251	Early 2018	$-
Autoclave installation (2)	$7,106	Early 2018	$-
Total	$11,357		$-

Depreciation expense is $2,114,469 and $1,697,465 for the years ended June 30, 2016 and 2015, respectively.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Machinery and equipment under capital lease

In March 2014, the Company entered into a lease agreement with a third party to lease an excavator for two years for approximately $149,000 (RMB 908,240). The lease requires a one-time payment of $37,952 and an additional $5,828 as a security deposit paid in March 2014, monthly lease payments of approximately $5,000 from June 2014 to May 2016, with interest rate per annum of 8.8%. The ownership of the trucks will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12). As of June 30, 2016, the outstanding balance of the capital lease obligation is $28,535.

In March 2014, the Company entered into a lease agreement with a third party to lease a loader for eighteen months for approximately $57,000 (RMB 345,780). The lease requires a one-time payment of $17,758 and an additional $5,549 as a security deposit paid in March 2014, monthly lease payments of approximately $3,000 from June 2014 to November 2015, with interest rate per annum of 8.5%. The ownership of the trucks will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12). As of June 30, 2016, the Company paid off the lease and ownership of the machines was transferred to the Company.

In September 2014, the Company entered into a lease agreement with a third party to lease an excavator for two years for approximately $210,000 (RMB 1,285,000). The lease requires a one-time payment of $54,506 and an additional $8,414 as a security deposit paid in October 2014, monthly lease payments of approximately $8,000 from November 2014 to October 2016, with interest rate per annum of 8.7%. The ownership of the excavator will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12). As of June 30, 2016, the outstanding balance of the capital lease obligation is $137,504.

In September 2014, the Company entered into a lease agreement with a third party to lease an excavator for two years for approximately $146,000 (RMB 890,000). The lease requires a one-time payment of $37,952 and an additional $5,828 as a security deposit paid in October 2014, monthly lease payments of approximately $5,000 from November 2014 to October 2016, with interest rate per annum of 8.7%. The ownership of the excavator will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12). As of June 30, 2016, the outstanding balance of the capital lease obligation is $95,236.

In September 2014, the Company entered into a lease agreement with a third party to lease a loader for eighteen months for approximately $55,000 (RMB 339,000). The lease requires a one-time payment of $17,758 and an additional $5,549 as a security deposit paid in October 2014, monthly lease payments of approximately $3,000 from November 2014 to April 2016, with interest rate per annum of 8.3%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12). In May 2016, the lessor verbally agreed to extend the due date to October 2016. As of June 30, 2016, the outstanding balance of the capital lease obligation is $38,733.

In September 2014, the Company entered into a lease agreement with a third party to lease a loader for eighteen months for approximately $55,000 (RMB 338,000). The lease requires a one-time payment of $17,706 and an additional $5,533 as a security deposit paid in October 2014, monthly lease payments of approximately $3,000 from November 2014 to April 2016, with interest rate per annum of 8.3%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12). As of June 30, 2016, the outstanding balance of the capital lease obligation is $38,619.

In June 2015, the Company entered into a lease agreement with a third party to lease a loader for eighteen months for approximately $49,666(RMB 330,000). The lease requires a one-time payment of $15,893 which includes $4,967 as a security deposit paid in June 2015, monthly lease payments of approximately $2,359 from August 2015 to January 2017, with interest rate per annum of 9.525%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

In June 2015, the Company entered into a lease agreement with a third party to lease a loader for eighteen months for approximately $50,658 (RMB 336,600). The lease requires a down payment of $16,182 which includes $5,056 as a security deposit paid in June 2015, monthly lease payments of approximately $2,401 from August 2015 to Jan 2017, with interest rate per annum of 9.525%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

In June 2015, the Company entered into a lease agreement with a third party to lease a digging machine for eighteen months for approximately $136,690 (RMB 908,240). The lease requires a down payment of $34,893 which includes $5,358 security deposit paid in June 2015, monthly lease payments of approximately $4,886 from August 2015 to July 2017, with interest rate per annum of 9.6%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

In June 2015, the Company entered into a lease agreement with a third party to lease a digging machine for eighteen months for approximately $136,694 (RMB 908,240). The lease requires a one-time down payment of $34,893 which includes 5,358 security deposit paid in June 2015, monthly lease payments of approximately $4,886 from August 2015 to July 2017, with interest rate per annum of 9.6%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transportation equipment under capital leases

In October 2012, the Company entered into a lease agreement with a third party to lease ten waste hauling trucks for two years for approximately of $673,000 (RMB 4,114,208), including $52,057 (RMB 318,000) as security deposits and $67,936 (RMB 415,000) for insurance. The lease also requires a one-time payment of $163,701 in April 2013 and monthly lease payments of approximately $26,000 originally from June 2013 to May 2015, with interest rate at 18.2% per annum. The ownership of the trucks has been transferred to the Company with an attached lien that will be removed if there is no default of the lease payments at the end of the extended lease term (see Note 12). As of June 30, 2016, the Company paid off the lease and ownership of the machines was transferred to the Company. The Company placed these machines into service in June 2013, and they have accordingly been capitalized.

In November 2012, the Company entered into another lease agreement with a third party to lease ten waste hauling trucks for two years for approximately of $659,000 (RMB 4,027,225), including $52,057 (RMB 318,000) as security deposits and $56,968 (RMB 348,000) for insurance. The lease also requires a one-time payment of $163,704 on April 30, 2013, monthly lease payments of approximately $32,000 from July 2013 to June 2014, and monthly lease payments of approximately $16,000 originally from July 2014 to June 2015, with interest rate at 16.8 % per annum. The ownership of the trucks has been transfer to the Company with an attached lien that will be removed if there is no default of the lease payments at the end of the extended lease term (see Note 12). As of 30 June 2016, the amount outstanding was $122,362 (RMB 813,036).

In January 2014, the Company entered into a memorandum of understanding to lease 100 waste hauling trucks with a third party for approximately $68,000 (RMB 418,000) per truck. In July 2014, the Company entered into a binding agreement with the same party to lease the first 30 trucks for two years for approximately $1,820,000 (RMB 11,115,000), or approximately $61,000 (RMB 370,500) per truck. The lease also requires a one-time payment of $383,058 (RMB 2,340,000) as security deposit paid in July 2014 and monthly lease payments of approximately $89,000 from August 2014 to July 2016, with interest rate at 15.6% per annum. The Company has an option to purchase the vehicles for $491 if there is no default of the lease payments at the end of the lease term (see Note 12). As of June 30, 2016, 30 trucks have been leased.

Purchase of Mobile Recycling Stations

The Company recognized approximately $123,478 and $297,000 of interest expense related to the above capital lease equipment for the years ended June 30, 2016 and 2015, respectively.

The Company recognized approximately $762,560 and $693,000 of depreciation expense related to the above capital lease equipment for the years ended June 30, 2016 and 2015, respectively.

The carrying value of leased assets under capital leases consists of the following for the years indicated:

	June 30, 2016	June 30, 2015
Machinery and equipment	$2,099,839	$1,883,535
Transportation equipment	2,687,620	2,923,262
Subtotal	4,787,459	4,806,797
Less: accumulated depreciation	(1,691,606)	(1,036,884)
Less: impairment provision	(3,095,853)	-
Total	$-	$3,769,913

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Prepayments, net

Prepayments consisted of the following for the years indicated:

	June 30, 2016	June 30, 2015
Prepayment for equipment purchase	$15,050	$21,281
Prepayment for construction (a)	2,769,652	3,637,467
Subtotal	2,784,702	3,658,748
Reserve for prepayment for construction (a)	(2,769,652)	-
Total prepayment, net	$15,050	$3,658,748

(a)	Prepayment for construction in advance was made in connection with the construction factory of Yulong Renewable. We had prepaid the construction fees in advance approximately $2,769,652 (RMB18,402,479) to our construction vendors, Henan Sanjian and Henan Guangshen. Due to the new environmental regulations and policies implemented by the central government of PRC and the Environmental Protection Bureau of Henan Province (see Note 7), the factory construction project was placed on hold since August 2016. We placed a reserve for the entire amount of the prepaid construction fee, $2,769,652 (RMB 18,402,479) as there is an uncertainty in the refundable status of the construction vendors.

Note 9 – Intangibles, net

Intangible assets consisted of the following for the years indicated:

	June 30, 2016	June 30, 2015
Land use rights under capital lease	$4,843,458	$5,267,495
Less: accumulated amortization	(425,701)	(354,119)
Less: impairment reserve	(2,253,966)	-
Total	$2,163,791	$4,913,376

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

Amortization expense for the years ended June 30, 2016 and 2015 amounted to $103,416 and $55,186, respectively.

The estimated amortization expenses for each of the five succeeding years is as follows:

Year ending June 30,	Estimated amortization expense

2017	52,661
2018	52,661
2019	52,661
2020	52,661
2021	52,661
Thereafter	1,900,486
Total	$2,163,791

Note 10 – Short-term loans

Short-term loans represented amounts due to various banks, normally due within one year. The principal of the loans are due at maturity but can be renewed at the bank’s option. Interest is due monthly.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short term loans due to banks consisted of the following as of the years indicated:

Due to banks:

	June 30, 2016	June 30, 2015

Loan from Pingdingshan Bank, which was originally due in April 2015, with loan amount $602,017 (RMB 4,000,000) and annual interest of 12%. The Company repaid $270,908 (RMB 1,800,000) in April 2015 and obtained the Bank’s approval to extend the remaining $331,109 (RMB 2,200,000) until April 2016. Interest rate is 11.5% per annum. The loan is guaranteed by Yulong Bricks, the executive director of Yulong Bricks, a third party, the Company founder and his relatives. The Company is settling with the bank on loan extension subsequently.	$331,109	$360,140

Loan from Pingdingshan Rural Credit Cooperative Union, originally matured in June 2014 and obtained the bank’s approval to extend the balance until June 2015. Interest rate of 12.1% per annum. The Company repaid the loan in July 2015. The loan was guaranteed by Yulong Bricks, Yulong Renewable, the founder and a company that he owns.	-	2,373,650

Loan from Pingdingshan Bank, original loan amount $752,521 (RMB 5,000,000) matured in January 2015. The Company repaid $75,252 (RMB 500,000) in January 2015 and extended the remaining $677,269 (RMB 4,500,000), which matured in July 2015, with interest rate of 10.8% per annum. The Company repaid the loan in August 2015 with a new loan. The loan was guaranteed by Yulong Bricks, the executive director of Yulong Bricks, a third party, the Company founder and his relatives.	-	736,650

Loan from Pingdingshan Rural Credit Cooperative Union, matured in May 2015. Interest rate of 12.1% per annum. The Company repaid $59,600 in May 2015 and obtained approval from the Union to extend the remaining balance through May 2016 . The company repaid the loan in August 2016 with a new loan. The loan was guaranteed by Yulong bricks, Yulong Concrete and the founder.	-	736,650

Loan from Pingdingshan Bank, matured in August 2015. Interest rate of 10.8% per annum. Guaranteed by Yulong Concrete, Yulong Transport, Yulong Renewable, the executive director of Yulong Bricks, the founder and his relatives. The loan was paid in full as of September 2015 .	-	818,500

Loan from Pingdingshan Rural Credit Cooperative Union, matures in December 2015. Interest rate of 12.6% per annum. Guaranteed by Yulong Transport, a third party, the founder and the executive director of Yulong Bricks. The loan was repaid in full in April 2016.	-	1,637,000

Loan from Pingdingshan Bank, matures in March 2016. Interest rate is 10.2% per annum. Guaranteed by Yulong Concrete, Yulong Renewable, the executive director of Yulong Bricks, the founder and his relative. The loan was repaid as is March 2016.	-	654,800

Loan from Pingdingshan Rural Credit Cooperative Union, matures in July 2016. Interest rate is 12.1% per annum. The loan is guaranteed by Yulong Bricks, Yulong Renewable, the founder and a company that he owns. The company repaid the loan by obtaining a new loan in January 2017.	2,182,312	-

Loan from Pingdingshan Bank, orginal loan amount $677,269 (RMB 4,500,000), at an interest rate 8.73% per annum, matures in August 2016. The loan is guaranteed by Yulong Bricks, the executive director of Yulong bricks, his relative and a third party. The Company is settling with the bank on loan extension subsequently.	677,269	-

Loan from Pingdingshan rural credit cooperative union, original loan amount $677,269 (RMB 4,500,000) at an interest rate 9%, matures in August 2017. The loan is guaranteed by Yulong Concrete, Yulong Bricks and the company’s founder.	677,269	-

Loan from China Construction Bank, original loan amount $602,017 (RMB4,000,000), matures in June 2016. Interest rate is 6.1% and 6.4% per annum as of 30 June 2015 and 30 June 2016, respectively. Guaranteed by Yulong Concrete and a third party. The Company is settling with the bank on loan extension subsequently.	602,017	654,800

Loan from Pingdingshan Bank, original loan amount $602,017 (RMB4,000,000), matures in September 2016. Interest rate is 8.3% per annum. Guaranteed by Yulong Concrete, Yulong Industry and Yulong Renewable. The Company is settling with the bank on loan extension subsequently.	602,017	-

Loan from Pingdingshan Bank, original loan amount $602,017 (RMB4,000,000), matures in March 2017. Interest rate is 8.7% per annum. Guaranteed by Yulong Renewable, Yulong Industry and Yulong Concrete. The Company is settling with the bank on loan extension subsequently.	602,017	-

Total short-term loans - bank	$5,674,011	$7,972,190

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense on debts for the years ended June 30, 2016 and 2015 amounted to $783,190 and $1,000,326, respectively. No interest expense has been capitalized into construction-in-progress due to all borrowings were for working capital purposes.

Note 11 – Related party transactions

Other payables - related parties

Other payables – related parties are nontrade payables arising from transactions between the Company and certain related parties, such as loans from such related parties. The loans are unsecured and non-interest bearing. Current payables are due on demand.

Other payables - related parties consisted of the following:

Name of related parties	Relationship	Nature of transactions	June 30, 2016	June 30, 2015

Yulong Zhu	Founder	Loan for operating cash flows	$1,488,794	$2,342,541	(1)
Henan Yuliang Hotel Co., Ltd.	Owned by founder	Loan for operating cash flows	15,050	21,281
Lei Zhu	Relative of founder	Loan for operating cash flow	461,393	220,282	(2)
Total other payables			$1,965,237	$2,584,104

(1)	Converted approximately $1.5 million into the Company’s ordinary shares concurrently with the closing of the Company’s initial public offering of its ordinary shares on July 1, 2015 (the “IPO”), at the IPO price per share of $6.25 (the “IPO Price”).

(2)	Fully converted into shares of the Company’s ordinary shares concurrently with the closing of the IPO at the IPO Price.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Capital lease obligations

Capital lease obligations consisted of the following:

	June 30, 2016	June 30, 2015

Lease obligations for ten waste hauling trucks expired May 2015, lease payment at $24,208 (RMB160,847) per month with interest at 18.2% per annum. The lease obligation was previously extended to December 2015 and was entirely paid off in August 2015.	$-	$334,323
Lease obligations for ten waste hauling trucks expired June 2015, lease payment at $29,450 (RMB195,676) and $15,152 (RMB100,676) per month from July 2013 to June 2014 and from July 2014 to June 2015, respectively, with interest at 16.8% per annum. In June 2015, lessor verbally agreed to extend due date for the unpaid balance to June 2016. The Company is arranging a repayment plan with the lessor.	122,366	290,552
Lease obligations for a loader expired in November 2015, lease payment at $2,423 (RMB16,101) per month with interest at 8.5% per annum. The lease obligation was paid off.	-	28,073
Lease obligations for an excavator expired in May 2016, lease payment at $4,886 (RMB32,462) per month with interest at 8.8% per annum. The Company is arranging a repayment plan with the lessor.	28,535	82,442
Lease obligations for thirty waste hauling trucks expiring in July 2016, lease payment at $81,882 (RMB544,050) per month with interest at 15.6% per annum. The Company is arranging a repayment plan with the lessor subsequently.	1,449,258	1,673,890
Lease obligation for a loader expired in April 2016, lease payment at $2,423 (RMB16,101) per month with interest at 8.3% per annum. In May 2016, the lessor verbally agreed to extend the due date for the unpaid balance to October 2016. The Company is arranging a repayment plan with the lessor subsequently.	38,733	43,107
Lease obligation for a loader expired in April 2016, lease payment at $2,416 (RMB16,053) per month with interest at 8.3% per annum. In May 2016, the lessor verbally agreed to extend the due date for the unpaid balance to October 2016. The Company is arranging a repayment plan with the lessor subsequently.	38,619	42,979
Lease obligation for an excavator expiring in October 2016, lease payment at $7,054 (RMB46,870) per month with interest at 8.7% per annum. The Company is arranging a repayment plan with the lessor subsequently.	137,504	156,228
Lease obligation for an excavator expiring in October 2016, lease payment at $4,886 (RMB32,462) per month with interest at 8.7% per annum. The Company is arranging a repayment plan with the lessor subsequently.	95,236	108,204
Lease obligation for a land use right which the Company expects to pay in full in late 2017.	1,927,500	2,109,864
Lease obligation for an excavator commenced on August 1, 2015 expiring on July 1, 2017, total obligation is approximately $107,159 (RMB712,000), lease payment at $4,886 (RMB32,462) per month with interest at 9.6%. The Company is arranging a repayment plan with the lessor subsequently.	98,587	-
Lease obligation for an excavator commenced on August 1, 2015 expiring on July 1, 2017, total obligation is approximately $107,159 (RMB712,000), lease payment at $4,886 (RMB32,462) per month with interest at 9.6%. The Company is arranging a repayment plan with the lessor subsequently.	98,587	-
Lease obligation for a loader commenced on August 1, 2015 expiring on January 1, 2017, total obligation is approximately $40,455 (RMB 268,800), lease payment at $2,402 (RMB15,958) per month with interest at 9.5%. The Company is arranging a repayment plan with the lessor subsequently.	34,672	-
Lease obligation for a loader commenced on August 1, 2015 expiring on July 1, 2017, total obligation is approximately $39,733 (RMB 264,000), lease payment at $2,359 (RMB15,673) per month with interest at 9.5%. The Company is arranging a repayment plan with the lessor subsequently.	34,052	-
Subtotal	4,103,649	4,869,662
Less: deferred interest	(12,506)	(115,627)
Capital lease obligations, net	4,091,143	4,754,035
Less: capital lease obligations - current	(4,062,291)	(4,615,083)
Capital lease obligations – non-current	$28,852	$138,952

As of June 30, 2016 and 2015, the Company has accrued interest of $66,388 and $179,264, respectively, in connection with the capital lease obligations, and were classified in the Company’s consolidated balance sheets under the caption “Other payables and accrued liabilities”. Interest expenses on capital lease obligations for the years ended June 30, 2016 and 2015 amounted to $123,478 and $296,776, respectively.

Future annual capital lease payments approximately consist of the following:

Twelve months ending June 30,	Amount
2017	$4,062,291
2018	28,852
Total	$4,091,143

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

Hong Kong

Yulong HK is incorporated in the Hong Kong and conducts all of its businesses through its PRC subsidiary and VIEs. Companies registered in Hong Kong are subject to Hong Kong Profits Tax on the taxable income as reported in their respective statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate is 16.5% in Hong Kong. Under Hong Kong tax law, Yulong HK is exempted from income tax on its foreign derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

The net operating losses carried forward incurred by Yulong Hong Kong were approximately US$1,110,033 and US$0 as of June 30, 2016 and 2015, respectively, which can be carried forward indefinitely under the pertinent Hong Kong profit tax laws. A full valuation allowance, $183,155, has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

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

The net operating losses carried forward incurred by the Company's PRC subsidiaries and VIEs were approximately US$427,556 and US$194,076 at June 30, 2016 and 2015, respectively, which loss carry forwards gradually expire over time, the last of which expires in 2021. The related deferred tax assets were calculated based on the respective net operating losses incurred by each of the PRC subsidiaries and VIEs and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized. The Company recorded approximately US$14,634,601 and US$48,519 net valuation allowance for the years ended June 30, 2016 and 2015, respectively, because it is considered more likely than not that this portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses relate.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provision (benefit) for income taxes is comprised of the following:

	For the years ended June 30,
	2016		2015

Current	$		$
Domestic		-		-
Foreign		3,265,059		3,226,780
Deferred
Domestic		-		-
Foreign		92,180		(328,761)
Total provision for income taxes		$3,357,239		$2,898,019

The following table reconciles the statutory rates in China to the Company’s effective tax rate for the years ended June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015

Computed tax expense (benefit) with statutory tax rate	25.0%	25.0%
Changes in valuation allowance	(29.6%)	(2.9)%
Foreign tax differential	0.4%	-
Tax effect of non-deductible items	(1.0%)	2.9%
PY Adjustment/True-up	(0.2%)	-
Effective income tax rates	(5.4%)	25.0%

Deferred taxes

Significant components of deferred tax assets and liabilities were as follows:

	June 30, 2016	June 30, 2015

Deferred tax assets
Non-current
Startup cost	201,217	218,861
Plant and equipment	140,283	351,583
Intangible assets	(49,556)	(50,297)
Staff Education	1,493	-
Provision for doubtful accounts	1,184,219	-
Impairment provision for long-lived assets, intangible assets, and reserve for prepayment, non-current	13,444,794	-
Net operating loss carryforward in China	284,276	48,519
Total non-current deferred tax assets	15,206,726	568,666
Valuation allowance	(14,817,756)	(48,519)
Total non-current deferred tax assets, net	388,970	520,147
Total deferred tax assets	$388,970	$520,147

Uncertain tax positions

Aggregate undistributed earnings of Yulong WFOE and the VIEs that are available for distribution to the Company are approximately ($32.0) and $23.1 million as of June 30, 2016 and 2015, respectively. Such undistributed earnings are considered to be indefinitely reinvested, because the Company does not have any present plan to pay any cash dividends on its ordinary shares in the foreseeable future and intends to retain most of its available funds and any future earnings for use in the operation and expansion of its business. Accordingly, no deferred tax liability has been accrued for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to the Company as of June 30, 2016 and 2015.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There were no unrecognized tax benefits as of June 30, 2016 and 2015. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the years ended June 30, 2016 and 2015, the Company did not incur any interest and penalties.

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

Taxes payable

Taxes payable consisted of the following:

	June 30, 2016	June 30, 2015

Income taxes payable	$1,126,157	$983,767
VAT taxes payable	223,307	102,077
Other taxes payable	148,619	12,249
Total	$1,498,083	$1,098,093

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

As of June 30, 2016 and 2015, Yulong WFOE and the VIEs collectively appropriated $3,922,228 and $3,922,228 of retained earnings for their statutory reserves, respectively.

As a result of the foregoing restrictions, Yulong WFOE and the VIEs are restricted in their ability to transfer their net assets to the Company.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign exchange and other regulation in the PRC may further restrict Yulong WFOE and the VIEs from transferring funds to the Company in the form of dividends, loans and advances. As of June 30, 2016 and 2015, amounts restricted are the net assets of Yulong WFOE and the VIEs, which amounted to $3,453,575 and $47,875,838, respectively.

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

Stock-based compensation expenses amounted to $165,000 and $0 for the fiscal year ended June 30, 2016 and 2015.

Conversion in related party indebtedness

On February 27, 2015, five shareholders of the Yulong operating companies, including the Company’s founder, agreed to convert the RMB equivalent of $9,892,692, including dividends payable and due to related parties, due to them in the aggregate from the Yulong operating companies into the Company’s ordinary shares concurrently with the closing of the IPO at the IPO Price.

Dividends payable consisted of the following:

Name of shareholders	June 30, 2016	June 30, 2015

Yulong Zhu	$-	$3,462,665
Hu Zhu	-	2,212,315
Guangjian Zhu	-	1,773,900
Yingtao Miao	-	545,245
Total dividends payable	$-	$7,994,125

The dividend payable was settled in a form of ordinary shares upon the IPO on July 1, 2015. The equivalent number of ordinary shares converted is 1,279,060 at the stock price on the IPO date, $6.25 per share at $7,994,125 in total.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The value of the warrant liabilities was $65,605 at June 30, 2016 and $475,380 at the issuance date on July 1, 2015. The decrease resulted in a $409,775 gain on change in fair value of warrants for the fiscal year ended June 30, 2016.

Because the warrants are not traded on an active securities market, the Company estimates their fair value using the Binomial Option Pricing Model on June 30, 2016 and on July 1, 2015 as follows:

	June 30, 2016	July 1, 2015
Number of shares exercisable	112,500	112,500
Exercise price	$6.25	$6.25
Stock price	$1.71	$6.00
Expected term (years)	4.00	5.00
Risk-free interest rate	0.89%	1.63%
Expected volatility	84.83%	92%

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

A summary of changes in warrant activity is presented as follows:

	Fiscal year Ended June 30, 2016	Weighted Average Exercise Price	Average Remaining Contractual Life

Outstanding, beginning balance	-	-	-
Granted	112,500	$6.25	5.00
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, ending balance	112,500	$6.25	4.00

Stock-based compensation – consulting services

On January 19, 2016, the Company’s board of directors approved the following issuances of restricted shares of the Company’s ordinary shares:

●	31,279 shares to a consultant for services pertaining to business growth and strategies for the calendar years ending December 31, 2017 and 2016; and

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	95,967 shares to a consultant for services rendered previously and for the fiscal quarter ended March 31, 2016 pertaining to financial reporting and internal control over financial reporting.

The shares were valued at $3.20 per share, based on the average closing price of the ordinary shares for the three months immediately preceding the board’s approval.

On July 6, 2016, the Company entered into a consulting agreement for services in conjunction with the pre-audit and consulting services for the periods ended June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017. Total service fee is $150,000 or $37,500 per quarter and will be settled in a form of stock-based payment equivalent to 58,140 shares of the Company's common stock. The shares were valued at $2.58 per share based on the average closing price of the ordinary shares on the date the service agreement was entered.

Stock-based compensation expenses for consulting services amounted to $534,237 and $0 for the fiscal year ended June 30, 2016 and 2015.

Note 15 — (Loss) Earnings per share

The basic and diluted (loss) earnings per share are as follows:

	For the year ended June 30, 2016	For the year ended June 30, 2015

Net (loss) income	$(53,190,023)	$8,679,571
Weighted average shares outstanding - Basic and Diluted	11,926,956	8,000,000
(Loss) Earnings per share - Basic and Diluted	$(4.46)	$1.08

There were no potentially dilutive securities outstanding for the years ended June 30, 2016 and 2015.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Commitments and contingencies

Contingencies

From time to time, the Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity. Three of the four Yulong operating companies were subject to 10 civil lawsuits with judgment amounts of approximately $2,224,585 (RMB 14,780,875) in the aggregate, of which unpaid amounts of approximately $108,547 (RMB 721,225) has already been included in capital lease obligations regarding lease agreement for purchasing 10 vehicles from Xuchang Tongli, and approximately $292,327 (RMB 1,942,317) already included in other payables as of June 30, 2016. The remaining balances included $1,821,756 (RMB 12,104,346) related to the guarantee with details disclosed in notes 'Guarantees', and $1,955 (RMB 12,988) sued by individuals.

As for the events occurred after June 30, 2016, three of the four Yulong operating companies were parties to 26 civil lawsuits with judgment amounts of approximately $1,719,202 (RMB 11,422,947) in the aggregate, of which unpaid amounts of approximately $347,812 (RMB 2,310,979) has already been included in short term loans, and approximately $127,929 (RMB 850,000) already included in other payables as of June 30, 2016. The remaining balances included $25,402 (RMB 168,780) related to the illegal occupation of land, $129,841 (RMB 862,708) related to purchase commitment, and $1,088,218 (RMB 7,230,480) related to wages or private placement complaints filed by individuals.

Illegal occupation of land

On October 18, 2016, Pingdingshan Land Resources Bureau applied to the court to enforce the execution of Ping Guo Tu Zi Fa Zi (2016) no.65 Administrative Penalty Decision that the Company shall:

(1) return 7,137.26 square meters of land which the Company occupied illegally;

(2) dismantle the new buildings and other facilities on the 7,137.26 square meters of land which the Company occupied illegally, and restore the original appearance of the land;

(3) pay a fine on the basis that illegal occupation of 5,951.4 square meters of general cultivated land at a fine of RMB 16.00 per square meter, i.e. $14,331.38 (RMB 95,222.40), and 1,185.86 square meters of other land fines per square meter RMB 3.00, i.e. $535.43 (RMB 3,557.58), resulting in a total of $14,866.81 (RMB 98,779.98).

On November 29, 2016, Pingdingshan Environmental Protection Bureau filed a claim to the district court to enforce the execution of Ping Huan Fa Zi (2015) no.26 Administrative Penalty Decision that the Company shall:

(1) cease its trial production;

(2) pay a fine of $10,535.30 (RMB 70,000).

Total unpaid amounts related to illegal occupation of land were approximately $25,402 (RMB 168,780).

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase commitment

On November 10, 2012, the Company entered into a sales and purchase contract with an unrelated third party, Xian Oriental Fuxing Machinery Co., Ltd ("Xian Oriental Fuxing") with a contract amount of $419,907 (RMB 2,790,000). As of June 30, 2016, the Company already paid $293,483 (RMB 1,950,000) to Xian Oriental Fuxing. According to verdict issued on September 24, 2016, the court ruled that the Company lost the case and was required to pay the remaining amount of $126,424 (RMB 840,000) and litigation costs of $3,418 (RMB 22,708).

Guarantees

As of June 30, 2016, the Company guaranteed approximately $3.0 million for a bank loan of unrelated third-parties as follows:

Name	Guaranteed amount	Guarantee expiration date
Pingdingshan Yushi Automobile Accessory Sales Co., Ltd (1)	$1,204,034	December 29, 2016
Pingdingshan Orr Business Co., Ltd (2)	1,821,756	January 5, 2018
Total	$3,025,790

(1)	The Company did not, however, accrue any liability in connection with such guarantee because the borrower has been current in its repayment obligations and the Company has not experienced any loss from providing such guarantees in the past. The Company has evaluated the guarantee and has concluded that the likelihood of it having to make payments under the guarantee is remote and that the fair value of the stand-ready obligation under such commitment is not material. The guarantee expired on December 29, 2016 and there was no default on this loan.

(2)	According to the verdict issued on March 16, 2017, the court ruled that the borrower was required to remit the loan principal in an amount of $1,806,051 (RMB 12 million) and the litigation cost in an amount of $15,705 (RMB 104,346) in litigation costs. As the loan term being from January 5, 2015 to January 6, 2016, and the guarantee will expire on January 5, 2018, the Company has accrued a liability in connection with such guarantee.

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

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The operation and products of the three divisions are as follow:

1.	Yulong Bricks: production and sales of fly-ash bricks;

2.	Yulong Concrete and Yulong Transport: production and sales of ready-mixed concrete; and

3.	Yulong Renewable: hauling and processing of construction waste, and production and sales of recycled aggregates and recycled bricks.

The following represents results of divisional operations for the following years ended June 30:

Revenues:	2016	2015
Yulong Bricks	$11,913,095	$15,586,654
Yulong Concrete and Yulong Transport	23,131,224	29,967,622
Yulong Renewable	7,600,112	676,108
Consolidated revenues	$42,644,431	$46,230,384

Gross profit:	2016	2015
Yulong Bricks	$6,268,340	$9,446,895
Yulong Concrete and Yulong Transport	5,824,949	7,084,582
Yulong Renewable	4,385,629	335,922
Consolidated gross profit	$16,478,918	$16,867,399

Income (loss) from operations:	2016	2015
Yulong Bricks	$3,000,133	$9,112,875

Yulong Concrete and Yulong Transport	3,362,105	6,042,286

Yulong Renewable	(53,608,441)	(1,190,220)
Subtotal	(47,246,203)	13,964,941

Yulong Eco-Materials	(2,254,021)	(1,106,489)

Consolidated (loss) income from operations	$(49,500,224)	$12,858,452

Net income (loss):	2016	2015
Yulong Bricks	$1,470,553	$6,872,096
Yulong Concrete and Yulong Transport	2,041,042	4,159,835
Yulong Renewable	(54,852,671)	(1,245,871)

Subtotal	(51,341,076)	9,786,060

Yulong Eco-Materials	(1,848,947)	(1,106,489)
Consolidated net (loss) income	$(53,190,023)	$8,679,571

Depreciation and amortization:	2016	2015
Yulong Bricks	$522,294	$535,938
Yulong Concrete and Yulong Transport	188,591	374,776
Yulong Renewable	1,507,000	841,937
Consolidated depreciation and amortization	$2,217,885	$1,752,651

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expenses:	2016	2015
Yulong Bricks	$509,151	$513,819
Yulong Concrete and Yulong Transport	397,948	486,507
Yulong Renewable	121,568	296,776
Interdivision	94	-
Consolidated interest expenses	$1,028,761	$1,297,102

Capital expenditures:	2016	2015
Yulong Bricks	$1,155,000	$168,677
Yulong Concrete and Yulong Transport	5,170	40,275
Yulong Renewable	96,583	1,816,214
Consolidated capital expenditures	$1,256,753	$2,025,166

The following represents assets of division as of June 30, 2016 and 2015:

Total Assets as of:	June 30, 2016	June 30, 2015
Yulong Bricks	$11,131,177	$37,840,558
Yulong Concrete and Yulong Transport	4,416,866	26,391,895
Yulong Renewable	20,251,768	40,638,270
Interdivision assets	590	(27,565,591)
Yulong Eco-Materials	642,700	293,333
Total Assets	$36,443,101	$77,598,465

Note 18 – Subsequent events

In late March 2016, the central government of the People's of Republic of China passed Air Pollution Control Act and enforced Air Pollution Control Action Plan. The province of Henan of People's Republic of China implemented "Province of Henan Blue Sky Action Plan" on various industries such as construction materials, coal mining. Due to the Air Pollution Control Act and Blue Sky Action Plan, Yulong Renewable is required to comply with the new environmental regulations. It placed its construction projects on hold and downsized its production since August 2016.

On February 11, 2017, three of the board of directors, Ms. Alice Io Wai Wu, Mr. Michael W. Harlan and Mr. Guosheng Liu (together the “Former Directors”) resigned as directors of the Company. The Company elected Ms. Junfeng Ma, Ms. Yang Li and Mr. Qingsheng Liu to replace the Former Directors. There is no family relationship among any of the New Directors and any of the Company’s other directors or executive officers. In addition, the Board has approved the appointment of Ms. Junfeng Ma as Company’s interim chairperson of the Audit Committee. While Company believe Ms. Ma’s accounting experience qualifies her to be the chairperson of the audit committee, the Company is actively searching for a candidate who is an expert with U.S. GAAP rules to chair the Audit Committee. Ms. Ma will serve as the chairperson of the Audit Committee during the Company’s search.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 15, 2017, Yulong Eco-Materials Limited (the “Company”) received a deficiency letter (the “Letter”) from the NASDAQ Stock Market LLC (the “Nasdaq”) regarding the Company’s failure to comply with NASDAQ List Rule 5605(c)(2), pursuant to which an audit committee must have at least three members and be comprised only of independent directors. Due to the resignation of Alice Io Wai Wu, and Michael W. Harlan on February 11, 2017, the Company failed to meet the aforesaid requirement.

Under Rule 5605(c)(4) and 5810(c)(3)(E), the Company has been provided a cure period to regain compliance as follow (the “Cure Period”):

●	until the earlier of the Company’s next annual shareholders’ meeting or February 11, 2018; or

●	if the next annual shareholders’ meeting is held before August 10, 2017, then the Company must evidence compliance no later than August 10, 2017.

The Company addressed this deficiency by providing a notice of annual general meeting of shareholders to be held on June 29, 2017. The Company has announced the results of its annual general meeting for the fiscal year ended June 30, 2017 on June 30, 2017.

On March 31, 2017, Yulong Eco-Materials Limited (the “Company”) received a determination letter (the “Letter”) from the NASDAQ Stock Market LLC (the “NASDAQ”) notifying the Company of the NASDAQ Staff’s determination (the “Determination”) to delist the Company’s securities from The NASDAQ Capital Market due to its failure to regain compliance with Listing Rule 5250(c)(1) (the “Rule”) because it had not filed its Annual Report on Form 10-K for the period ended June 30, and Quarterly Reports on Forms 10-Q for the periods ended September 30, and December 31, 2016, respectively (the “Delinquent Reports”). Pursuant to the Letter, unless the Company requests an appeal of the Determination by 4:00 Eastern Time on April 7, 2017, trading of the Company’s common stock will be suspended at the opening of business on April 11, 2017, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), causing the Company’s securities to be removed from listing and registration on The NASDAQ Stock Market.

As previously reported, on October 14 and November 22, 2016, the Company received two notification letters (the “Notice”) from NASDAQ advising the Company that it did not comply with the “Rule” because it had not filed its Annual Report on Form 10-K for the period ended June 30, and Quarterly Reports on Forms 10-Q for the periods ended September 30, and December 31, 2016, respectively. The Company was provided an exception until April 12, 2017, to regain compliance with the Rule. On March 24, 2017, the Company advised that it would be unable to regain compliance with the Rule by April 12, 2017. As of the date of this report, the Company has not regained compliance with the Rule though it is in the process of preparing its annual report.

On April 6, 2017, Yulong Eco-Materials Limited received a notification letter from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) indicating that the Company is not in compliance with NASDAQ Listing Rule 5550(a)(2) (the “Rule”) because the closing bid price of the Company’s common stock on The Nasdaq Capital Market has been below $1.00 per share for 30 consecutive business days. The Nasdaq notification has no immediate effect on the listing or trading of the Company’s common stock, which will continue to trade on The Nasdaq Capital Market under the symbol “YECO”.

The Company has 180 calendar days, or until October 3, 2017, to regain compliance. If, at any time before that date, the closing bid price of the Company’s common stock is at least $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will notify the Company that it has achieved compliance with the Rule.

If the Company does not regain compliance by October 3, 2017, the Company may be eligible for a second compliance period of 180 calendar days. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide NASDAQ written notice of its intention to cure the deficiency during the second compliance period.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If it appears to the NASDAQ staff that the Company will not be able to cure the deficiency, or if the Company does not cure the deficiency following the additional time, NASDAQ will notify the Company that its common stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Hearings Panel. If the Company timely appeals, it would remain listed pending the Hearing Panel’s decision.

The Company intends to monitor the closing bid price of its common stock and may consider implementing available options to regain compliance with the Rule. This information is being provided to comply with NASDAQ Listing Rules requiring public announcement of the Company’s receipt of the notification letter from NASDAQ.

On May 15, 2017, Yulong Eco-Materials Limited determines that it qualifies as a “foreign private issuer” as defined under Rule 3b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, effective immediately after the filing of this Form 8-K, the Company will begin reporting under the Exchange Act as a foreign private issuer, including the filing of annual reports on Form 20-F and current reports on Form 6-K.

On June 12, 2017, Yulong Eco-Materials Limited - (Nasdaq: YECO) announced that following a hearing before the Nasdaq Hearings Panel (the “ Panel ”) on May 25, 2017, the Panel granted the Company’s request for continued listing on Nasdaq, subject to the Company’s timely compliance with a number of interim milestones and, ultimately, the Company’s full compliance with all applicable requirements for continued listing on Nasdaq, including the filing of annual report for fiscal year ended June 30, 2016 and quarterly reports for fiscal periods ended September 30, 2016 and December 31, 2016, by no later than August 31, 2017.

The Company is diligently working to timely evidence compliance with the terms of the Panel’s decision; however, there can be no assurance that the Company will be able to do so.

On July 7, 2017, the Company received a notice from the Nasdaq Hearings Panel (the “Panel”) indicating that it has determined to suspend the Company’s ordinary shares, from trading on The Nasdaq Stock Market, effective at the open of business on July 11, 2017. As a result of the notice, the Company's ordinary shares are currently trading on the OTC Pink marketplace under the symbol “YECOF.” For quotes or additional information on the OTC Pink market, visit http://www.otcmarkets.com.

The Company has a right to appeal the Panel’s determination. The Company has not yet decided whether to request a review of the decision by the Nasdaq Listing and Hearing Review Council. The right to request the review expires on July 24, 2017. In the event the Company does not appeal or the appeal is unsuccessful, Nasdaq will effect the delisting of the Company’s securities by filing a Form 25-NSE (Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934) after applicable appeal periods have lapsed.

As previously reported, the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission. Notwithstanding the Panel’s determination, the Company expects to file its annual report for the fiscal year ended June 30, 2016 and quarterly reports for fiscal periods ended September 30, 2016 and December 31, 2016 as soon as possible and apply to be quoted on the OTCQB market after these delinquent filings are completed.

On July 21, 2017, the Company submitted an appeal request requesting the Nasdaq Listing and Hearing Review Council to review the Panel’s determination and stay any Panel action to suspend the Company’s listing. In addition, the Company intends to submit an updated plan to regain compliance (“Updated Plan”) with Nasdaq’s Listing Rules. The Company is working diligently on its Updated Plan and plans to submit it to the Panel by August 4, 2017.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure of Controls and Procedures

We, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of June 30, 2016. Our disclosure controls and procedures are designed: (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2016 due to the following material weaknesses in our internal control over financial reporting:

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

Our management assessed the effectiveness of its internal control over financial reporting as of June 30, 2016. In making this assessment, management used the 2013 framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

As a result of such material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016.

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

On August 25, 2017, Mr. Zan Wu resigned from his position of Chief Financial Officer. On the same date, Mr. Shuai Wang was appointed as Chief Financial Officer of the Company. The following sets forth biographical information for Mr. Shuai Wang:

Mr. Shuai Wang, age 30, has served as the executive assistant of the CEO of the Company from November 2013 to August 2017. From April 2011 to October 2013, Mr. Wang served as the assistant general manager of Henen Jianyida Industrial Limited. Mr. Wang obtained bachelor degree in Economics from China Youth University of Political Studies in 2009.

Mr. Wang does not have any family relationship with any director or executive officer of the Company and has not been involved in any transaction with the Company during the past two years that would require disclosure under Item 404(a) of Regulation S-K.

Mr. Wang has entered into an employment agreement (the “Wang Employment Agreement”) with the Company, which sets his annual compensation at $60,000 per year and establishes other terms and conditions governing her service on the Company’s Board. The Wang Employment Agreement is qualified in its entirety by reference to the complete text of the agreement, which is filed hereto as Exhibits 10.9.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Management

The Board of Directors oversees our management and our business affairs in order to ensure that our stockholder’s interests are best served. Our Board does not involve itself in our day-to-day operations. It establishes with management the objectives and strategies to be implemented and monitors management’s general performance and conduct.

The following table includes the names, positions held, and ages of our current executive officers and directors as of June 30, 2016:

Name	Age	Position	Held Position Since
Yulong Zhu	44	Chairman of the Board of Directors, Chief Executive Officer	March 2011
Zan Wu (1)	38	Chief Financial Officer	June 2014
Alice Io Wai Wu (2)	44	Director	July 2015
Michael W. Harlan (3)	55	Director	July 2015
Wenge Du	48	Director	October 2015
Guosheng Liu (4)	64	Director	December 2015
Qiang Liu	47	Director	December 2015

(1) Mr. Wu resigned as Chief Financial Officer of the Company on August 25, 2017 and was replaced by Shuai Wang.

(2) Ms. Wu resigned as a director of the Company on February 11, 2017 and was replaced by Ms. Junfeng Ma.

(3) Mr. Harlan resigned as a director of the Company on February 11, 2017 and was replaced by Ms. Yang Li.

(4) Mr. Liu resigned as a director of the Company on February 11, 2017 and was replaced by Mr. Qingsheng Liu.

Yulong Zhu, 44, is our founder and has been the president of Yulong Bricks, Yulong Concrete and Yulong Renewable since their inceptions. In addition, he is the sole director of each of our subsidiaries. Mr. Zhu is actively involved in government/quasi-government and business/civic organizations at both the provincial and municipal levels. He has been a member of Henan Province Youth League Union since 2007, and was promoted to a standing member in 2013. He is also the vice president of the Middle and Small Entrepreneurs Union of Pingdingshan, Xinhua Area since 2009, and secretary of the Chinese Association of Comprehensive Resource Utilization since 2011. Mr. Zhu is a member of the Pingdingshan branch of the National People’s Congress, including as a member of the standing committee’s law committee. He has been a PhD candidate in economics at Sichuan University since 2011, and is the president of the Song Chamber of Commerce, a local business association since September 2013. In addition to being our founder, we determined that Mr. Zhu’s active involvements with and contacts within the local government and industry organizations qualify him to be a member of our board of directors.

Zan Wu, 38, was engaged as our chief financial officer effectively on June 1, 2014. From February 2010 to April 2014, Mr. Wu was chief financial officer of SinoCoking Coal and Coke Chemical Industries, Inc., a U.S. public company that sells coal and coke in China. From 2006 to 2009, he was the chief representative of Global American, Inc. (China Representative Office). From 2004 to 2006, he was assistant manager and financial manager at Domino Scientific Equipment Ltd. From 2003 to 2004, he was a financial analyst at VIR Consultancy Ltd. From 2000 to 2001, he worked as an auditor at the Zhong Rui Hui Accounting Firm. Mr. Wu holds a bachelor’s degree in accounting from the Capital University of Economics and Business and a master’s degree in financial management and control from Aston Business School.

Alice Io Wai Wu, 44, is member of the Yulong’s board of directors. Ms. Wu has been providing accounting, consulting and advisory services to public and private companies since September 2011 through her company Wu & Company, Inc. In February 2015, she joined The Future Education Group Inc., a Chinese provider of online and mobile education platforms and contents, as its chief financial officer. Ms. Wu also has had extensive experience auditing the financial statements and internal controls of public and private companies, including as a partner at Anton & Chia, LLP from August 2013 to May 2014, a partner at Cacciamatta Accounting Corporation from January 2009 to July 2013, and as an audit manager of Moore Stephens Wurth Frazer and Torbet, LLP from January 2005 to May 2008. Ms. Wu is a 2004 graduate of California State University, Fullerton, with a degree with in business administration with accounting concentration. We believe that Ms. Wu’s accounting background and familiarity with financial reporting obligations of a United States public company qualifies her to be a member of our board of directors.

Michael W. Harlan, 55, is currently Chairman of the Board of Directors and Chief Executive Officer of Principle Energy Services, LLC, a private equity-backed oilfield services company that provides engineered noise mitigation solutions for oil and natural gas drilling, completions and production and that operates in five states and serves a wide range of customers from small, independent exploration companies to the major oil and gas companies. Mr. Harlan also serves as President of Harlan Capital Advisors, LLC, a private consulting firm focused on advising companies on strategic planning, mergers and acquisitions, debt and equity investments and capital-raising initiatives. Prior to forming Harlan Capital Advisors, Mr. Harlan served as President and Chief Executive Officer of U.S. Concrete, Inc., a publicly traded producer of concrete, aggregates and related concrete products to all segments of the construction industry, from May 2007 until August 2011. From April 2003 until May 2007, Mr. Harlan served as Executive Vice President and Chief Operating Officer of U.S. Concrete, Inc. He also served as Chief Financial Officer of U.S. Concrete from May 1999 until November 2004 after founding U.S. Concrete in August 1998. Mr. Harlan also served as a Director of U.S. Concrete from June 2006 until August 2011. U.S. Concrete, Inc. operated under the provisions of Chapter 11 of the United States Bankruptcy Code from April 29, 2010 until confirmation of its plan of reorganization on August 31, 2010. In August 2013, Mr. Harlan joined the Board of Directors of Travis Acquisition, LLC, the parent of Travis Body & Trailer, Inc., a manufacturer of specialized trailers used in the construction, environmental services, agriculture and energy industries in the United States. Prior to founding U.S. Concrete, Mr. Harlan held several senior financial positions with public companies, including chief financial officer, treasurer and controller. Mr. Harlan began his career with an international public accounting firm. Mr. Harlan previously served on the Board of Trustees for the RMC Research and Education Foundation, where he is a past Chairman of the Board, the Board of Directors of the National Steering Committee for the Concrete Industry Management education program, and the Board of Directors and Executive Committee of the National Ready Mixed Concrete Association. Mr. Harlan also serves on the University of Houston Honors College Advisory Board. Mr. Harlan is a Certified Public Accountant and graduated summa cum laude from the University of Mississippi with a Bachelor of Accounting degree.

Wenge Du, 48, was appointed as a member of the Yulong’s board of directors in October 2015. Ms. Du is currently the Administrative Manager for Singapore Liang & Dong Pte. Ltd., an import-export company, for which she handles business communications and business relations for the company with corresponding Chinese business partners. From October 2006 to October 2013, Ms. Du was a Project Manager for Henan Jiangshan Land Development Ltd., for which she managed and developed overseas hotel and farmland investment projects. From February 2003 to October 2006, Ms. Du was a Marketing Manager for Rich Mark Development (Group) Pty Ltd., an Australian company engaged mainly in the mineral ores business, including exports of iron ores to businesses in Henan Province. Ms. Du graduated in 1991 with Bachelor’s Degree in Engineering from the Zhengzhou Institute of Light Industry and completed a training course in international economics and trade at the Henan Institute of Finance and Economics in January 2000. We believe that Ms. Du’s project development, business communications and business marketing experience as well as her engineering background qualifies her to be a member of our board of directors.

Guosheng Liu, 64, was appointed as a member of Yulong’s board of directors in December 2015. Mr. Liu graduated from the mechanical engineering department of Henan University of Technology (formerly Zhengzhou Institute of Technology) in 1977 with a bachelor’s degree. From 1977 to 2012, Mr. Liu served in various capacities with the transportation department of Henan Province, including as a technician, commissioner of road transport management, chief of the road transport bureau, and commissioner of technology. In July 1993, Mr. Liu was invited to participate in training on highway engineering at the University of Kansas. Mr. Liu has extensive experience about the construction, review and acceptance inspection of expressways and highways. Mr. Liu was also engaged in research and development, evaluation, examination and promotion of the scientific and technological achievements on transportation in Henan. Mr. Liu is certified as a road traffic specialist senior engineer. Mr. Liu retired in June 2012. We believe that Mr. Li’s knowledge and expertise in transportation-related construction and engineering qualifies him to be a member of our board of directors.

Qiang Liu, 47, was appointed as a member of Yulong’s board of directors in December 2015. Mr. Qiang Liu was born on August 21, 1969, and now he lives in Beijing. Mr. Liu graduated from China School of Journalism in 1993, and graduated from The Party School of CPC, majoring in science of law. He is a member of CPC. Now, Mr. Liu serves as secretary-general of the board of China Construction News, and he also serves as the director of reporter station of Henan branch of China Construction News. We believe that Mr. Liu’s familiarity with and standing with the government and within the local construction industry as a result of his work with the China Construction News qualifies him to be a member of our board of directors.

Effective February 11, 2017, the Company’s board of directors appointed Ms. Junfeng Ma, Mr. Yang Li and Mr. Qingsheng Liu (the “New Directors”) as a new members of the Company’s board of directors to replace the Former Directors.  There is no family relationship among any of the New Directors and any of the Company’s other directors or executive officers. In addition, the Board has approved the appointment of Ms. Junfeng Ma as Company’s interim chairperson of the audit committee. While Company believe Ms. Ma’s accounting experience qualifies her to be the chairperson of the audit committee, the Company is actively searching for a candidate who is an expert with U.S. GAAP rules to chair the audit committee. Ms. Ma will serve as the chairperson of the audit committee during Company’s search

Junfeng Ma, 41, was appointed as a member of Yulong’s board of directors on February 11, 2017. Ms. Ma has been the Vice President of Henan Zhonglian Accounting Firm since January of 2017. Ms. Ma is currently leading large audit projects such as those for the Zhengzhou Pediatric Hospital Center and Luoyang Joint Disease Hospital. From November 2012 to December 2016, Ms. Ma worked for the Zhengzhou Municipal Branch of Ping An Bank for which Ms. Ma served as client manager, small business department chair and also branch president. From January 2000 to October 2012, Ms. Ma served as an auditor for Da Hua CPAs’s Henan provincial branch. Ms. Ma participated in the audit of more than 100 companies, including Henan Sinian Group, Datang Power Group and Aluminum Corporation of China. Ms. Ma obtained her bachelor degree from Henan University in 1996. She is a certified public accountant and valuation appraiser in China. We believe that Ms. Ma’s accounting experience qualifies her to be a member of our board of directors.

Yang Li, 29, was appointed as a member of Yulong’s board of directors on February 11, 2017. Since February 2012, Ms. Li has been the General Manager of Henan Yuliang Hotel, managing the general operation of the hotel. From October 2010 to January 2012, Ms. Li worked for Star Cruises Limited, a Singaporean cruise line, as client manager, primarily responsible for the relationship management of VIP clients for the Japan-Taiwan cruise lines. Ms. Li is currently an EMBA candidate at the Zhengzhou University and obtained her bachelor degree from Henan University in 2012. We believe that Ms. Li’s business experience and communication skills qualifies her to be a member of our board of directors.

Qingsheng Liu, 60, accepted his appointment as a director for the Company effective on February 11, 2017.  Mr. Liu has served as the Deputy Commissioner of Henan Provincial Human Resource and Environment Bureau since November 2009. In this capacity, Mr. Liu is responsible for research relating to policy issues involving population growth, environmental protection and resource allocation. Mr. Liu obtained his bachelor degree in foreign language from Zhengzhou University in 1984.

Board Composition

Our business and affairs are managed under the direction of our Board.  Subject to any rights applicable to any then outstanding preferred shares, our board of directors will consist of a number of directors to be fixed from time to time by special resolution adopted by the affirmative vote of 66 2/3% of the Ordinary Shares entitled to vote that are present in person or represented by proxy at a duly notice general shareholders’ meeting at which a proper quorum is present. Our Board currently consists of six (6) members. The directors will stand for election every year at our annual general meeting of shareholders.

Director Independence

The rules of the NASDAQ Stock Market LLC, or NASDAQ, generally require that a majority of the members of a listed company’s board of directors be independent within specified periods following the completion of an initial public offering.  In addition, the listing rules generally require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and governance committees be independent.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.  In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors has affirmatively determined that none of our non-employee directors, namely Junfeng Ma, Yang Li, Guosheng Liu, Wenge Du, Qiang Liu, Alice Wu and Michael Harlan, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of them is “independent” as that term is defined under the rules of the NASDAQ.

Meetings of the Board

During the fiscal year ended June 30, 2016, the Board met thirteen times and took action by unanimous written consent four times.

Family relationship

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of the Company has, during the last ten years: (i) been convicted in or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law; (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto; (iv) been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:  (a) Any Federal or State securities or commodities law or regulation; or (b) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; nor (v) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member. (covering stock, commodities or derivatives exchanges, or other SROs).

Board Committees

As of June 30, 2016, our Board has three committees: the Compensation Committee, the Nominations Committee and the Audit Committee. The Board has determined that each current member of each committee meets the applicable SEC and NASDAQ rules and regulations regarding “independence” and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company. Below is a description of each Board committee as it is presently constituted.

Compensation Committee

Our Compensation Committee consists of Michael Harlan, Qiang Liu and Alice Wu.  Mr. Harlan was the chairperson of our Compensation Committee. Effective February 11, 2017, Mr. Harlan and Ms. Wu were replaced by Ms. Yang Li and Ms. Junfeng Ma, respectively. Ms. Li became the chairperson of our Compensation Committee.

The Compensation Committee operates under a written charter, a copy of which is available on our website at http://www.yulongecomaterials.com under the tabs “Investor Relations” – “Corporate Governance” – “Nominations Committee Charter.” The Compensation Committee is responsible for, among other things:

●	reviewing and approving our overall compensation policies;

●	reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating our chief executive officer’s performance in light of those goals and objectives, reporting the results of such evaluation to the board of directors and determining our chief executive officer’s compensation level based on this evaluation;

●	determining the compensation level of our other executive officers;

●	making recommendations to the board of directors with respect to our incentive-compensation plan and equity-based compensation plans;

●	administering our equity-based compensation plans in accordance with the terms thereof; and

●	such other matters that are specifically delegated to the compensation committee by our board of directors from time to time.

Nominations Committee

Our Nominations Committee consists of Qiang Liu, Guosheng Liu and Alice Wu. Mr. Qiang Liu is the chairperson of our Nominations Committee. Effective February 11, 2017, Mr. Guosheng Liu and Ms. Alice Wu were replaced by Mr. Qingsheng Liu and Ms. Junfeng Ma, respectively. Mr. Qingsheng Liu became the chairperson of our Nominations Committee. The Nominations Committee operated under a written charter, a copy of which is available on our website at http://www.yulongecomaterials.com under the tabs “Investor” – “Corporate Governance” – “Nominations Committee Charter.” Our Board has affirmatively determined that each member of our nominations committee meets the definition of an “independent director” under the NASDAQ listing rules.  The nominations committee is responsible for, among other things:

●	seeking and evaluating qualified individuals to become new directors as needed;

●	reviewing and making recommendations to the board of directors regarding the independence and suitability of each board member for continued service;

●	evaluating the nature, structure and composition of other Board committees; and

●	advising the Board on corporate governance principles and practices applicable to the Company.

The Nominations Committee is responsible for reviewing the criteria for the selection of new directors to serve on the Board and reviewing and making recommendations regarding the composition and size of the Board. When our Board decides to seek a new member, whether to fill a vacancy or otherwise, the Nominations Committee will consider recommendations from other directors, management and others, including shareholders. In general, the Nominations Committee looks for directors possessing superior business judgment and integrity who have distinguished themselves in their chosen fields and who have knowledge or experience in the areas of building products manufacturing, construction waste recycling or other aspects of the Company’s business, operations or activities. In selecting director candidates, the Nominations Committee also considers the interplay of the candidate’s experience with the experience of the other Board members.

The Nominations will consider, for director nominees, persons recommended by shareholders, who may submit recommendations to the Nominations Committee in care of the Company’s Secretary, at Eastern End of Xiwuzhuang Village, Jiaodian Town, Xinhua Area, Pingdingshan, Henan Province, People’s Republic of China. To be considered by the Nominations Committee, such recommendations must be accompanied by a description of the qualifications of the proposed candidate and a written statement from the proposed candidate that he or she is willing to be nominated and desires to serve if elected. Nominees for director who are recommended by shareholders to the Nominations Committee will be evaluated in the same manner as any other nominee for director.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is an officer or employee of our company, nor have they ever been an officer or employee of our Company.  None of the executive officers of our Company has served on the Compensation Committee, or any other committee serving an equivalent function, of any entity that has one or more executive officers serving as members of our Board or our Compensation Committee.

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. The Audit Committee operates under a written charter, a copy of which is available on our website at http://www.yulongeco.com under the tabs “Investor Relations” – “Corporate Governance” – “Audit Committee Charter”, and was composed of our three (3) independent directors, Alice Wu, Michael Harlan and Guosheng Liu. Effective February 11, 2017, Ms. Alice Wu and Mr. Michael Harlan and Mr. Guosheng Liu were replaced by Ms. Junfeng Ma, Ms. Yang Li and Ms. Wengu Du, respectively.

Our Board has determined, based on information furnished by Ms. Wu and Ms. Ma and other available information, that Ms. Wu and Ms. Ma meet the requirements of an “audit committee financial expert” as that term is defined in the rules promulgated under the Securities Act and the Exchange Act, and has accordingly designated them as such. Our Board also appointed Ms. Wu the chairperson of the Audit Committee. Effective February 11, 2017, our board appointed Ms. Ma the interim chairperson of the Audit Committee.

Our Audit Committee is responsible for, among other things:

●	selecting the independent registered public accounting firm and pre-approving all auditing and non-auditing services permitted to be performed by the independent registered public accounting firm;

●	reviewing with the independent registered public accounting firm any audit problems or difficulties and management’s response;

●	reviewing and approving all proposed related party transactions, as defined in Item 404 of Regulation S-K under the Securities Act;

●	discussing the annual audited financial statements with management and the independent registered public accounting firm;

●	reviewing major issues as to the adequacy of our internal control and any special audit steps adopted in light of material control deficiencies; and

●	meeting separately and periodically with management and the independent registered public accounting firm.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee oversees the Company’s financial reporting process on behalf of the Board. The Audit Committee operates under a written charter approved by the Board. The charter provides, among other things, that the Audit Committee has full authority to engage the independent auditor. In discharging its oversight responsibilities regarding the audit process, the Audit Committee:

●	reviewed and discussed the audited financial statements with management;

●	discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

●	received the written disclosures and the letter from the independent auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, and discussed with the independent accountant the independent accountant's independence; and

●	based on the review and discussions referred to above, recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, as filed with the Securities and Exchange Commission.

Respectfully submitted,

The Audit Committee of the Board

/s/ Junfeng Ma, Chairperson of the Audit Committee

/s/ Wenge Du, Member of the Audit Committee

/s/ Yang Li, Member of the Audit Committee

The foregoing Audit Committee Report does not constitute soliciting material or to be “filed” with the Commission or subject to Regulation 14A or 14C (17 CFR 240.14a-1 through 240.14b-2 or 240.14c-1 through 240.14c-101), other than as provided in Item 407 of Regulation S-K, or to the liabilities of section 18 of the Exchange Act (15 U.S.C. 78r) and shall not be deemed filed or incorporated by reference into any other filing of our company under the Securities Act or the Exchange Act, except to the extent we specifically incorporate this Audit Committee Report by reference therein.

Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, and all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended June 30, 2016, except as set forth below:

●	Mr. Guosheng Liu was late for filing his Form 3, and he resigned on February 11, 2017.

●	Mr. Qiang Liu was late for filing his Form 3.

Code of Ethical Conduct

We have adopted a code of ethical conduct, which applies to all of our employees, officers and directors, including those officers responsible for financial reporting.  Our code of ethical conduct addresses, among other things, competition and fair dealing, conflicts of interest, financial matters and external reporting, company funds and assets, confidentiality and corporate opportunity requirements and a “whistleblower policy” which includes the process for reporting violations of the code of ethical conduct, employee misconduct, conflicts of interest or other violations.

Role of the Board in Risk Oversight

One of the key functions of our board of directors is informed oversight of our risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through its standing committees that address risks inherent in their respective areas of oversight.  In particular, our Board is responsible for monitoring and assessing strategic risk exposure.  Our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken.  The audit committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our external audit function.  Our nominations committee monitors the effectiveness of our corporate governance guidelines.  Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

ITEM 11.	EXECUTIVE COMPENSATION

The following table provides disclosure concerning all compensation paid for services to Yulong Group companies in all capacities for our fiscal years ended June 30, 2015 and 2016, provided by (i) each person serving as our principal executive officer, or PEO, (ii) each person serving as our principal financial officer, or PFO, and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this “Executive Compensation” section).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)

Yulong Zhu (CEO) (1)	2015	-	-	-	-	-	-
	2016	300,000	-	-	-	-	300,000

Zan Wu (CFO)	2015	97,740	-	-	-	-	97,740
	2016	180,000	-	125,000	-	-	305,000

(1)	Mr. Zhu did not receive any compensation from us or any of our subsidiaries or consolidated affiliated entities for the fiscal year ended June 30, 2015.

Grants of Plan Based Awards in the Fiscal Year Ended June 30, 2016

As of this annual report, we currently have a 2015 equity incentive plan pursuant to which no shares were authorized.

Outstanding Equity Awards at Fiscal Year-End

No individual grants of stock options or other equity incentive awards have been made to our officers and directors for the fiscal year ended June 30, 2016.

Employment Agreements

As of this annual report, we have entered into an employment agreement dated January 27, 2015 with our chief executive officer, Yulong Zhu, and an employment agreement dated July 28, 2014 with our chief financial officer, Zan Wu.

DIRECTOR COMPENSATION

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended June 30, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yulong Zhu (1)	$-	$-	$-	$-	$-	$-	$-
Alice Io Wai Wu (2)	$25,000	$20,000	$-	$-	$-	$-	$45,000
Michael W. Harlan (3)	$25,000	$20,000	$-	$-	$-	$-	$45,000
Wenge Du (4)	$-	$-	$-	$-	$-	$-	$-
Guosheng Liu (5)	$-	$-	$-	$-	$-	$-	$-
Qiang Liu (6)	$-	$-	$-	$-	$-	$-	$-

(1)	Mr. Zhu’s compensation is reflected in the Summary Compensation Table for our executive officers above.
(2)

Ms. Wu was appointed as a director of the Company in July 2015 and shall receive annual compensation at $25,000. Ms. Wu resigned from the Board of Directors on February 21, 2017 and was replaced by Ms. Junfeng Ma.

(3)

Mr. Harlan was appointed as a director of the Company in July 2015 and shall receive annual compensation at $25,000. Mr. Harlan resigned from the Board of Directors on February 21, 2017 and was replaced by Ms. Yang Li.

(4)	Ms. Du was appointed as a director of the Company in October 2015 and did not receive any compensation from us or any of our subsidiaries or consolidated affiliated entities.
(5)

Mr. Liu was appointed as a director of the Company in December 2015 and did not receive any compensation from us or any of our subsidiaries or consolidated affiliated entities. Mr. Liu resigned from the Board of Directors on February 21, 2017 and was replaced by Mr. Qingsheng Liu.

(6)	Mr. Liu was appointed as a director of the Company in December 2015 and did not receive any compensation from us or any of our subsidiaries or consolidated affiliated entities.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of July 26, 2017 by our officers, directors and 5% or greater beneficial owners of common stock. There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the person identified in this table has sole voting and investment power with respect to all shares shown as beneficially owned by him, subject to applicable community property laws.

Name of Beneficial Owner	Number Common Stock Beneficially Owned	Percent of Class Beneficially Owned (1)
Directors and Executive Officers:
Yulong Zhu, Chief Executive Officer and Chairman of the Board of Directors	4,871,533	40.41%
Zan Wu, Chief Financial Officer	20,000	*
Junfeng Ma, Director	-	-
Yang Li, Director	-	-
Wenge Du, Director	1,733,426	14.38%
Qingsheng Liu, Director	-	-
Qiang Liu, Director	-	-
All officers and directors as a group (seven persons)	6,624,959	54.95%

*	Represents less than 1%
(1)	Applicable percentage of ownership is based on 12,055,324 shares of common stock outstanding as of July 26, 2017, together with securities exercisable or convertible into ordinary shares within sixty (60) days as of the date hereof for each stockholder.

Grants of Plan Based Awards in the Fiscal Year Ended June 30, 2016

We currently have a 2015 equity incentive plan pursuant to which no shares were authorized.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We control each of our consolidated affiliated entities through contractual arrangements between Yulong WFOE, our PRC subsidiary, and each of each of our consolidated affiliated entities and their shareholders.  Although current PRC regulations do not restrict or prohibit foreign investment in domestic companies engaging in businesses such as those of our consolidated affiliated entities, there is substantial uncertainty regarding the interpretation and application of such regulations especially by local governments.  To address such uncertainty, we operate in China through contractual arrangements, thereby avoiding the applicability of those PRC regulations governing foreign investments in domestic enterprises.

Share Exchange Agreement

On December 22, 2011, we entered into the Exchange Agreement with the following six individuals who are current or former shareholders of Yulong Group:

Name of related parties	Relationship

Yulong Zhu	Founder
Guangjiang Zhu	Relative of founder
Hu Zhu	Relative of founder
Yingtao Miao	Relative of founder
Aimin Shi	Relative of founder and Executive Director of Yulong Transport
Liping Zhai	Relative of founder, Executive Director of Yulong Concrete and Supervisory Director of Yulong Transport

Pursuant to the Exchange Agreement, we issued to such Shareholders and their assignees 6,840,000 Ordinary Shares in the aggregate (giving effect to the 4-for-5 reverse stock split effected on March 3, 2015) in exchange for 10,000 Ordinary Shares of Yulong BVI held by them, and as a result, Yulong BVI became our wholly owned subsidiary.

Other Related Transactions

Loans from related parties

We have also borrowed from related parties on occasions, which are unsecured, non-interest bearing and due on demand.  Such loans consisted of the following amounts as of the periods indicated:

Name of related parties	Relationship	Nature of transactions	June 30, 2016	June 30, 2015

Yulong Zhu (1)	Founder	Loan from founder for operating cash flows	$1,488,794	$2,342,541
Henan Yuliang Hotel Co., Ltd.	Owned by founder	Loan from founder's entity for operating cash flows	15,050	21,281
Lei Zhu (2)	Relative of founder	Loan from relative of founder for operating cash flow	461,393	220,282
Hu Zhu	Relative of founder	Loan from relative of founder for operating cash flow	-	-
Total			1,965,237	2,584,104
Total other payables - related parties - current			(1,965,237)	(2,584,104)
Total other payables - related parties - non-current			$-	$-

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

Non-cash transactions with related parties

There were no non-cash transactions between related parties for the year ended June 30, 2016.

Dividends payable to related parties

We have declared dividends for the benefits of our related parties, although they have agreed not to require payment thereof until December 31, 2016. The dividends payables consisted of the following amounts as of the periods indicated:

Name of related parties	Relationship	June 30, 2016	June 30, 2015

Yulong Zhu	Founder	$-	$3,462,665
Hu Zhu	Relative of Founder	-	2,212,315
Guangjian Zhu	Relative of Founder; Purchase Manager of Yulong Concrete	-	1,773,900
Yingtao Miao	Relative of Founder	-	545,245
Total dividends payable		$-	$7,994,125

In connection with the closing of the IPO on July 1, 2015, the Company converted $9,959,613 other payable-related party which consists of five shareholders, including the founder, into 1,593,538 shares of ordinary shares. Out of the total other payable-related party, $9,959,613, the dividend payable, $7,994,125 was converted to equivalent to 1,279,060 shares of ordinary shares.

Review, Approval or Ratification of Related Party Transactions

Our audit committee is responsible for reviewing and approving all related party transactions that are required to be disclosed under the applicable rules of the SEC and NASDAQ, when appropriate, and authorizing or ratifying all such transactions in accordance with written policies and procedures established by our board of directors from time to time.  The audit committee may approve or ratify related party transaction only if it determines in good faith that under all the circumstances, the transaction is fair to us.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

On February 24, 2017, the Audit Committee and the Board of Directors of the Company appointed KSP Group, Inc. (“KSP”) as its new independent registered public accounting firm to audit and review the Company’s financial statements. During the two most recent fiscal years ended December 31, 2015 and December 31, 2014 and any subsequent interim periods through the date hereof prior to the engagement of KSP, neither the Company, nor someone on its behalf, has consulted KSP regarding:

i.	either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and either a written report was provided to the Company or oral advice was provided that the new independent registered public accounting firm concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

ii.	any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

Simultaneously with the appointment of KSP, on February 24, 2017, Friedman LLP (“Friedman”) was terminated as the independent registered public accounting firm for the Company. The decision to change audit firms from Friedman to KSP was approved by the Audit Committee of the Company’s Board of Directors.

Audit Fees. The following table shows the fees that were billed for audit and other services provided by KSP Group, Inc. our current independent registered public accounting firm and Friedman LLP, our former independent registered public accounting firm during the following fiscal years.

	For the Fiscal Years ended June 30,
	2016	2015
Audit Fees (1)	$70,000	$156,000
Audit-related Fees (2)	-	118,320
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$70,000	$274,320

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for the fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements. Audit fees for the fiscal year ended June 30, 2016 were billed by KSP Group, Inc. Audit fees for the interim periods ended March 31, 2016, December 31, 2015 and September 30, 2015 were billed by Friedman LLP. Audit fees, $274,320, for fiscal year ended June 30, 2015 were billed by Friedman LLP.

(2)	Audit-Related Fees - This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include review of financial statements in connection with the our initial Form S-1 Registration Statement and our correspondence with the SEC. Audit-related fees for the fiscal year ended June 30, 2015 were billed by Friedman LLP.

(3)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are included in this Report:

(1)	The items listed on the Index to Consolidated Financial Statements on page 48 are filed as part of this Report.

(2)	Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Report are listed in the Exhibit Index immediately following the signature page of this Report and are incorporated herein. We have identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Report in response to Item 15(a) (3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YULONG ECO-MATERIALS LIMITED (Registrant)

Date: August 25, 2017	By:	/s/ Yulong Zhu
Yulong Zhu Chief Executive Officer

Date: August 25, 2017	By:	/s/ Shuai Wang
Shuai Wang Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yulong Zhu	Chief Executive Officer / Director	August 25, 2017
Yulong Zhu

/s/ Shuai Wang	Chief Financial Officer	August 25, 2017
Shuai Wang

/s/ Junfeng Ma	Director	August 25, 2017
Junfeng Ma

/s/ Wenge Du	Director	August 25, 2017
Wenge Du

/s/ Yang Li	Director	August 25, 2017
Yang Li

/s/ Qingsheng Liu	Director	August 25, 2017
Qingsheng Liu

/s/ Qiang Liu	Director	August 25, 2017
Qiang Liu

Exhibit Index
Exhibit Number	Description of Document
3.1	Memorandum and Articles of Association of the registrant (incorporated by reference to Exhibit 3.2 of our DRS/A, filed on November 10, 2014);
4.1	Registrant’s Specimen Certificate for Ordinary Shares (incorporated by reference to Exhibit 4.1 of the registration statement on our Form S-1/A, filed on February 13, 2015);
4.2	Registration Rights Agreement between the registrant and other parties therein dated as of May 11, 2011 (incorporated by reference to Exhibit 4.2 of our DRS/A, filed on September 24, 2014);
4.3	Registration Rights Agreement between the registrant and other parties therein dated as of May 16, 2011 (incorporated by reference to Exhibit 4.3 of our DRS/A, filed on September 24, 2014).
10.1	Amendment to Option Agreement, dated as of June 24, 2015, among Yulong HK, Yulong WFOE and the shareholders of Yulong Renewable
10.2	Amendment to Voting Rights Proxy and Financial Supporting Agreement, dated as of June 24, 2015, among Yulong HK, Yulong WFOE and the shareholders of Yulong Renewable
10.3	English translation of Land Compensation/Lease Agreement executed on September 6, 2015
10.4	Employment Agreement between the registrant and Zan Wu dated July 28, 2014
10.5	Restricted Stock Award Agreement between the registrant and Zan Wu dated January 27, 2015
10.6	Employment Agreement between the registrant and Yulong Zhu dated January 27, 2015
10.7	English translation of Product Processing Agreement between Yulong Bricks and Zhongping Nenghua Group Hongrui New Construction Materials Co., Ltd., dated February 25, 2015
10.8	English translation of Agreement between Yingtao Miao and Yulong Concrete dated December 31, 2014
10.9*	Employment Agreement, dated August 25, 2017 by and between the Company and Shuai Wang
14*	Code of Ethics
21*	Subsidiaries of the registrant
31.1*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer
31.2*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer
32.1*	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer
32.2*	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein.

