Form 10-Q
period 2016-09-30
Yulong Eco-Materials Ltd
filed 2017-08-31
CIK 1607741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

As of August 31, 2017, the registrant had 12,055,324 shares of ordinary shares outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements contained in this report, other than statements of historical facts, that address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect,” “project,” “may,” “might,” “will,” the negative forms thereof, and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. Actual results, performance or achievements may differ materially from those expressed or implied by forward-looking statements depending on a variety of important factors, including, but not limited to, weather, local, regional, national and global coke and coal price fluctuations, levels of coal and coke production in the region, the demand for raw materials such as iron and steel which require coke to produce, availability of financing and interest rates, competition, changes in, or failure to comply with, government regulations, costs, uncertainties and other effects of legal and other administrative proceedings, and other risks and uncertainties. Such risks and uncertainties are described in greater details in the “Risk Factors” section beginning on page 16 of the registrant’s annual report on Form 10-K for the year ended June 30, 2016 filed with the Securities and Exchange Commission (the “SEC”) on August 25, 2017 (the “Annual Report”).

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2016	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,663,943	$2,734,540
Restricted cash	500,000	500,000
Accounts receivable, net	4,922,463	5,728,334
Deposits and other receivables	1,144,851	1,002,713
Inventories	899,092	364,891
Advances to suppliers	225,932	222,239
Prepaid expenses and other	108,658	108,716
Total current assets	10,464,939	10,661,433

PROPERTY, PLANT AND EQUIPMENT, net	7,270,775	7,425,445

OTHER ASSETS
Other receivables, non-current	15,670,691	15,727,696
Prepayments	3,722	15,050
Intangible assets, net	2,143,248	2,163,791
Deferred tax asset, net	488,346	388,970
Long-term deposit	10,677	10,716
Prepaid expenses, non-current	50,000	50,000
Total other assets	18,366,684	18,356,223

Total assets	$36,102,398	$36,443,101
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loan - bank	$5,653,445	$5,674,011
Accounts payable, trade	1,661,167	1,710,881
Other payables and accrued liabilities	8,322,086	7,601,354
Other payables - related parties	1,688,383	1,965,237
Customer deposits	4,404,720	2,571,846
Taxes payable	1,628,501	1,498,083
Capital lease obligations	4,076,315	4,062,291
Warrant liabilities	91,670	65,605
Total current liabilities	27,526,287	25,149,308

NON-CURRENT LIABILITIES
Capital lease obligations - non-current	-	28,852

Total liabilities	27,526,287	25,178,160

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.00125 par value, 100,000,000 shares authorized, 12,055,324 and 11,997,184 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	15,070	14,997
Subscription receivable	(10,000)	(10,000)
Additional paid-in capital	40,584,987	40,497,594
Statutory reserves	3,922,228	3,922,228
Stock to be issued	-	37,500
Retained earnings	(34,816,970)	(31,978,194)
Accumulated other comprehensive loss	(1,119,204)	(1,219,184)
Total equity	8,576,111	11,264,941

Total liabilities and equity	$36,102,398	$36,443,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	For the Three Months Ended September 30,
	2016	2015
REVENUES
Bricks	$585,470	$4,035,101
Concrete	1,728,971	7,338,329
Recycling	489,589	1,977,438
TOTAL REVENUES	2,804,030	13,350,868

COST OF REVENUES
Bricks	411,691	1,785,624
Concrete	1,328,002	5,396,158
Recycling	153,108	723,325
TOTAL COST OF REVENUES	1,892,801	7,905,107

GROSS PROFIT	911,229	5,445,761

OPERATING EXPENSES:
Selling	79,821	144,648
General and administrative	1,906,720	778,625
Impairment loss on construction-in-progress	1,500,632	-
Total operating expenses	3,487,173	923,273

(LOSS)/INCOME FROM OPERATIONS	(2,575,944)	4,522,488

OTHER (EXPENSE) INCOME, net
Bank charges	(452)	-
Interest income	2,971	19,903
Interest expense	(196,140)	(268,165)
Change in fair value of warrant liabilities	(26,065)	348,199
Foreign exchange transaction loss	-	(5,934)
Other finance expense	-	(16,510)
Other income (expense), net	74,645	49,334
Total other (expense) income, net	(145,041)	126,827

(LOSS)/INCOME BEFORE INCOME TAXES	(2,720,985)	4,649,315

PROVISION FOR INCOME TAXES	117,791	1,068,632

NET (LOSS)/INCOME	(2,838,776)	3,580,683

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(697,613)	(2,651,502)

COMPREHENSIVE (LOSS)/INCOME	$(3,536,389)	$929,181

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	12,026,886	11,869,938

(LOSS) EARNINGS PER SHARE
Basic and diluted	$(0.24)	$0.30

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,838,776)	$3,580,683
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	146,003	568,014
Amortization	12,709	37,901
Deferred tax benefit	(100,856)	(56,930)
Change in fair value of warrant liabilities	26,065	(348,199)
Stock-based compensation expense	49,966	135,000
Impairment loss on construction in progress	1,500,632	-
Provision for doubtful accounts	896,185	-
Change in operating assets and liabilities
Accounts receivable	(110,530)	134,164
Deposits and other receivables	(145,873)	(694,173)
Inventories	(535,897)	(148,072)
Advances to suppliers	(4,502)	(21,199)
Prepaid expense and other	-	13,410
Other receivables – related parties	-	(159,600)
Accounts payable, trade	(43,544)	860,878
Other payables and accrued liabilities	678,627	(506,997)
Payroll payable	66,257	-
Other payables – related parties	-	75,000
Customer deposits	1,843,478	1,596
Taxes payable	135,942	795,076
Net cash provided by operating activities	1,575,886	4,266,552

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for equipment, construction in progress and land use rights	(1,492,456)	(149,303)
Prepayments for construction-in-progress	-	(68,752)
Net cash used in investing activities	(1,492,456)	(218,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans - bank	-	5,027,400
Payments of short-term loans - bank	-	(5,187,000)
Repayments to related parties	(272,258)	(204,924)
Principal payments on capital lease obligations	-	(311,248)
Proceeds from issuance of IPO shares, net	-	11,510,157
Net cash (used in) provided by financing activities	(272,258)	10,834,385

EFFECT OF EXCHANGE RATE ON CASH	(381,769)	(1,029,044)

CHANGES IN CASH AND CASH EQUIVALENTS	(570,597)	13,853,838

CASH AND CASH EQUIVALENTS, beginning of period	3,234,540	16,470,299

CASH AND CASH EQUIVALENTS, end of period	$2,663,943	$30,324,137

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$129,555	$833,464
Cash paid for interest	$18,002	$195,659

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of construction-in-progress from prepayments-construction	$-	$191,587
Additions to property, plant and equipment, and construction-in-progress through other payables	$-	$800,621
Repayments from related parties offset with other payables-related parties	$1,505,109	$-
Conversion of shareholders' debt to 1,593,538 ordinary shares	$-	$9,959,613
Issuance of ordinary shares for deferred compensation	$75,000	$30,000
Valuation of 112,500 warrants allocated to warrant liabilities from additional paid-in capital	$-	$475,380
Reclassification of payables for litigations from other payables-related parties	$-	$205,908
Other receivables-related parties offset with other payables-related parties	$2,010,128	$-

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

As a result of the foregoing contractual arrangements, which give Yulong WFOE effective control of the Yulong operating companies, obligate Yulong WFOE to absorb all of the risk of loss from their activities, and enable Yulong WFOE to receive all of their expected residual returns, the Company accounts for each Yulong operating company as a variable interest entity (“VIE”). Additionally, as the parent company of Yulong WFOE, the Company is considered the primary beneficiary of the Yulong operating companies. Accordingly, the Company consolidates the accounts of the Yulong operating companies for the three months ended September 30, 2016 and 2015, in accordance with Regulation S-X-3A-02 promulgated by the Securities Exchange Commission (“SEC”), and Accounting Standards Codification (“ASC”) 810-10, Consolidation.

The accompanying condensed consolidated financial statements reflect the activities of Yulong Eco-Materials and each of the following entities:

Name	Background		Ownership
Yulong BVI	●	A British Virgin Islands company	100%
	●	Incorporated on June 15, 2011
Yulong HK	●	A Hong Kong company	100%
	●	Incorporated on July 21, 2011
Yulong WFOE	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100%
	●	Incorporated on September 2, 2011
	●	Registered capital of $9,935,303 fully funded
Yulong Bricks	●	A PRC limited liability company	VIE by contractual
	●	Incorporated on September 20, 2006	arrangements
	●	Registered capital of $4,498,763 (RMB 30,000,000) fully funded
Yulong Concrete	●	A PRC limited liability company	VIE by contractual
	●	Incorporated on December 7, 2004	arrangements
	●	Registered capital of $2,999,175 (RMB 20,000,000) fully funded
Yulong Transport	●	A PRC limited liability company	VIE by contractual
	●	Incorporated on July 13, 2009	arrangements
	●	Registered capital of $1,501,087 (RMB 10,010,000) fully funded
Yulong Renewable	●	A PRC limited liability company	VIE by contractual
	●	Incorporated on August 16, 2011	arrangements
	●	Registered capital of $8,997,526 (RMB 60,000,000) fully funded
	●	Commenced operation in April 2015

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended June 30, 2016, that was filed with the SEC on August 25, 2017.

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

Going concern consideration

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern basis. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets. The Company’s operation scale particularly Yulong Renewable was significantly downsized since the first quarter of fiscal year 2017 due to Environment Protection Act passed by the central government of PRC and Blue Sky Action Plan implemented by the Henan province, PRC. The remaining business of Yulong Bricks and Yulong Concrete has not sufficiently made up the cessation of Yulong Renewable’s business which raises a substantial doubt about the Company’s ability to continue as a going concern.

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

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The Company’s Chinese subsidiary and the VIEs use the local currency, Renminbi (RMB), as their functional currency as determined based on the criteria of ASC 830, Foreign Currency Translation. Assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China (the “PBOC”) at the end of the period. Income and expense accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments included in accumulated other comprehensive income (loss) amounted to a loss of $(1,119,204) and $(1,219,184) as of September 30, 2016 and June 30, 2016, respectively. The balance sheet amounts, with the exception of equity, at September 30, 2016 and June 30, 2016 were translated at 6.67 RMB and 6.64 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rate applied to statements of operations and comprehensive (loss) income accounts for the three months ended September 30, 2016 and 2015 was 6.66 RMB and 6.27 RMB, respectively. Cash flows are also translated at the average translation rate for the periods; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. As of September 30, 2016 and June 30, 2016, the Company had approximately $2,662,970 (RMB 17,758,018) and $2,734,015 (RMB 18,165,703), respectively, of cash deposits which were not covered by insurance. The Company has not experienced any losses in such accounts.

Restricted cash

Restricted cash consists of a third-party escrow account in the United States of America. The usage of the amount in the escrow account needs approval from the underwriter.

Accounts and other receivables

During the normal course of business, the Company extends unsecured credit to its customers and others. Management reviews its accounts and other receivables balances each reporting period to determine if an allowance for doubtful accounts is required. Customer accounts are considered past due over 90 days. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Bad debts are written off against the allowance after all collection efforts have ceased. The Company recorded in an aggregate of approximately $4.8 million and $3.9 million of allowance of doubtful accounts against its accounts receivable and other receivables. The current year provision is based on the past due period over 9 months of its customers.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, it is not marked up subsequently based on changes in underlying facts and circumstances. As of September 30, 2016 and June 30, 2016, the Company determined that no reserves for obsolescence were necessary.

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

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful life of each class of depreciable assets and is computed using the straight-line method over the useful lives of the assets are as follows:

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the condensed consolidated statements of operations and comprehensive (loss) income.  Construction-in-progress represents labor costs, materials, and capitalized interest incurred in connection with the construction. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred. No depreciation is provided for construction in progress until it is completed and placed into service. Expenditures for maintenance and repairs are charged to earnings as incurred while additions, renewals and betterments are capitalized.

Prepayments

Prepayments represent advances made to certain suppliers for equipment purchases or advance made to contractors in connection with the Company’s construction-in-progress. Management regularly reviews aging of prepayments and records an allowance when management believes collection of equipment or services to be performed due are at risk. Advances aged over one year and considered uncollectible are written off after exhaustive efforts at collection. As of September 30, 2016 and June 30, 2016, we recorded $2,759,613 (RMB18,402,479) and $2,769,652 (RMB 18,402,479) reserve for prepayments.

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

Intangible assets are reviewed at least annually, more often when circumstances require, to determine whether their carrying values have become impaired. The Company considers an asset to be impaired if its carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of September 30, 2016 and June 30, 2016, the Company recorded $2,245,796 and $2,253,966 impairment loss on the land use right of Yulong Renewable due to Air Pollution Control Act and Air Pollution Control Action Plan passed by the central government of PRC and the Blue Sky Action Plan implemented by the Henan Province of PRC. Yulong Renewable placed its construction projects on hold since August 2016 and suspend its operation since January 2017. The Company placed an impairment reserve on the land use rights of Yulong Renewable.

Impairment for long-lived assets

Long-lived assets, including buildings and improvements, equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. Due to the Air Pollution Control Act and Air Pollution Control Action Plan passed by the central government of PRC and the Blue Sky Action Plan implemented by the Henan Province of PRC in the fourth quarter of fiscal year 2016, Yulong Renewable placed its construction projects on hold since August 2016 and suspend its operation since January 2017. For the three months ended September 30, 2016, the Company recorded approximately $1.5 million (RMB 10 million) impairment loss on Yulong Renewable’s construction-in-progress. As of September 30, 2016 and June 30, 2016, the impairment reserve for the long-lived assets (including construction-in-progress) was $50.1 million (RMB 333.9 million) and $40.8 million (RMB 323.9 million).

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

The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, notes payable and other current liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. The Company determined that the carrying value of the non-current capital lease obligations approximated their fair value using level 2 inputs by comparing the stated loan interest rate to the rate charged by the People’s Bank of China on similar loans.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016:

	Carrying value at September 30, 2016	Fair value measurement at September 30, 2016
		Level 1	Level 2	Level 3
Warrant liabilities	$91,670	$-	$-	$91,670

Certain inputs used in the valuation of the Company’s warrants are observable and therefore considered level 2. However, as the Company is a newly listed public reporting company and thus lacks historical volatility data, management concluded that level 3 fair valuation measurement is appropriate.

The following is a reconciliation of the beginning and ending balances of warrant liabilities measured at fair value on a recurring basis using observable inputs as of September 30, 2016:

September 30, 2016
Beginning fair value	$65,605

Realized loss recorded in earnings	26,065
Ending fair value	$91,670

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

Shipping costs incurred in the delivery of products and depreciation expenses for transportation equipment (under Yulong Transport) are included in selling expense. Shipping costs amounted to $43,922 and $81,611 for the three months ended September 30, 2016 and 2015, respectively. Depreciation expense amounted to $8,008 and $37,219 for the three months ended September 30, 2016 and 2015, respectively.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. As of September 30, 2016 and June 30, 2016, $2,662,970 and $2,734,016 were deposited with various major financial institutions located in the PRC, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. Historically, deposits in Chinese banks are secure due to state policy to protect depositor interests. However, China promulgated a Bankruptcy Law in August 2006 that came into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures to provide for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the current Bankruptcy Law, a Chinese bank may file bankruptcy if it deems itself to be insolvent. In addition, since China’s concession to the World Trade Organization, foreign banks have been gradually permitted to operate in China and have intensified competition in many aspects, especially since the opening of the RMB business to foreign banks in late 2006. Therefore, the risk of bankruptcy at the institutions that the Company maintains deposits has increased. In the event of bankruptcy, the Company is unlikely to reclaim its deposits in full since it is unlikely to be classified as a secured creditor under PRC laws.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of customer creditworthiness and ongoing monitoring of outstanding balances. The Company maintains reserves for estimated credit losses if necessary, and such losses have generally been within expectations.

Customer and vendor concentration risk

For the three months ended September 30, 2016, two customers accounted for 14% and 10% of the Company's total revenues. For the three months ended September 30, 2015, no customer accounted for more than 10% of the Company’s total revenues.

As of September 30, 2016, two customers accounted for 26% and 17% of the Company’s total accounts receivable. As of June 30, 2016, two customers accounted for 26% and 19% of the Company’s total accounts receivable, respectively.

For the three months ended September 30, 2016, four suppliers accounted for 27%, 17%, 17% and 16% of the Company’s total purchases, respectively. For the three months ended September 30, 2015, four suppliers accounted for 31%, 16%, 12% and 10% of the Company's total purchases, respectively.

As of September 30, 2016, four suppliers accounted for 20%, 19%, 13% and 10% of the Company’s accounts payable balances, respectively. As of June 30, 2016, five suppliers accounted for 21%, 19%, 16%, 16% and 11% of the Company’s accounts payable balances, respectively.

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

As of September 30, 2016, Yulong WFOE and the VIEs had each filed income tax returns in China for the years ended December 31, 2010 to 2015. All such tax returns are subject to examination by the Chinese taxing authorities.

Warrant liabilities

A contract is designated as an asset or a liability and is carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.  The Company then determines which options, warrants and embedded features require liability accounting and records the fair value as a derivative liability. The changes in the values of these instruments are shown in the accompanying condensed consolidated statements of operations and comprehensive (loss) income as “change in fair value of warrant liabilities”.

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

(Loss) earnings per share

(Loss) earnings per share are calculated in accordance with ASC 260-10, Earnings per Share. Basic (loss) earnings per share are computed by dividing net (loss) income attributable to holders of ordinary shares by the weighted average number of ordinary shares outstanding during the period. Diluted (loss) earnings per ordinary share reflect the potential dilution that could occur if securities to issue ordinary shares were exercised. The dilutive effect of outstanding share-based awards is reflected in the diluted (loss) earnings per share by application of the treasury stock method.

Comprehensive (loss) income

Comprehensive (loss) income is defined to include all changes in shareholders’ equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220-10, Comprehensive Income, requires that all items that are required to be recognized under current accounting standards as components of comprehensive (loss) income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted ASU No. 2011-05 by presenting items of net (loss) income and other comprehensive (loss) income in one continuous statement, the condensed consolidated statements of operations and comprehensive (loss) income.

Employee benefit

The full-time employees of Yulong WFOE and the VIEs are entitled to staff welfare benefits including medical care, housing fund, pension benefits and unemployment insurance, which are government mandated defined contribution plans. The Company is required to accrue for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant PRC regulations, and make cash contributions to the state-sponsored plans out of the amounts accrued. Total expense for the plans was $42,313 and $34,800 for the three months ended September 30, 2016 and 2015, respectively.

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

Going Concern Uncertainties: In August 2014, FASB issued ASU No. 2014-15, Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern . Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Accounting Standards Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have material impact on our consolidated financial position and results of operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The carrying amount of the VIEs’ consolidated assets and liabilities are as follows:

	September 30, 2016	June 30, 2016
Current assets	$9,871,201	$10,068,142
Property, plant and equipment, net	7,270,775	7,425,445
Other non-current assets	18,316,682	18,306,223
Total assets	35,458,658	35,799,810
Total liabilities	35,218,399	33,130,293
Net assets	$240,259	$2,669,517

The VIEs’ liabilities consist of the following:

	September 30, 2016	June 30, 2016
Current liabilities:
Short-term loan - banks	$5,653,445	$5,674,011
Accounts payable	1,661,167	1,710,881
Other payables and accrued liabilities	6,630,106	5,973,602
Payroll payable	611,219	546,990
Other payables - related parties	1,429,836	1,907,458
Customer deposits	4,404,720	2,571,846
Taxes payable	1,628,002	1,497,583
Capital lease obligations-current	4,076,314	4,062,291
Dividends payable	9,123,590	9,156,779
Total current liabilities	35,218,399	33,101,441
Non-current liabilities:
Capital lease obligations-non-current	-	28,852
Total non-current liabilities	-	28,852
Total liabilities	$35,218,399	$33,130,293

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The operating results of the VIEs are as follows:

	Three Months ended September 30,
	2016	2015
Revenue	$2,804,030	$13,350,868
Gross profit	$911,229	$5,445,761
(Loss) income from operations	$(2,327,922)	$4,960,181
Net (loss) income	$(2,564,416)	$3,678,333

Note 4 – Accounts receivable, net

Accounts receivable, net consists of the following:

	September 30, 2016	June 30, 2016
Accounts receivable	$9,741,530	$9,666,112
Less: allowance for doubtful accounts	(4,819,067)	(3,937,778)
Total accounts receivable, net	$4,922,463	$5,728,334

Movement of allowance for doubtful accounts is as follows:

	September 30, 2016	June 30, 2016
Beginning balance	$3,937,778	$-
Charge to expense	896,185	4,067,144
Exchange rate effect	(14,896)	(129,366)
Ending balance	$4,819,067	$3,937,778

Note 5 – Deposits and other receivables

Deposits and other receivables consisted of the following:

	September 30, 2016	June 30, 2016
Refundable deposits for equipment purchase	$438,424	$444,439
Deposit for outsourcing agreement (1)	234,324	235,176
Deposit for new project	213,466	63,739
Advances to employees (2)	239,671	240,474
Insurance compensation	15,967	15,874
Deposit with government agency	2,999	3,011
Total	$1,144,851	$1,002,713

Other receivables-non-current:

	September 30, 2016	June 30, 2016
Refundable deposit-construction (3)	$15,670,691	$15,727,696
Total	$15,670,691	$15,727,696

(1)	In December 2011, Yulong Bricks agreed to outsource some brick production to Pingdingshan Hongrui New Construction Materials Co., Ltd., an unrelated third party, and paid approximately $134,963 (RMB 1,562,589) as security deposit, which is due on demand.

(2)	The Company entrusts funds to its employees to pay certain of its expenses in the normal course of business, particularly for projects or jobsites beyond Pingdingshan.

(3)	As of September 30, 2016 and June 30, 2016, we recorded $15,670,691 (RMB 104.5 million) and $15,727,696 (RMB 104.5 million), respectively, related to the purchase of equipment, in connection with the construction of Yulong Renewable's waste recycling plant and factory construction, would be refundable based on the agreement entered with the contractor, Pingdingshan City HuaShen Trading Co. Ltd., subsequently on July 4, 2017 (see Note 8). The agreement stipulated that the contractor would refund the amount in five (5) equal installment amount on July 10, 2017, October 10, 2017, January 10, 2018, April 10, 2018 and July 10, 2018. The first installment of $3,010,085 was received subsequently in July 2017 as per the refund schedule.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6 – Inventories

Inventories consisted of the following:

	September 30, 2016	June 30, 2016
Raw materials	$790,922	$285,459
Semi-finished byproduct	37,003	34,236
Finished goods	71,167	45,196
Total inventories	$899,092	$364,891

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

As of September 30, 2016 and June 30, 2016, management believed that no inventory allowance was deemed necessary.

Note 7 – Property, plant and equipment, net

Property, plant and equipment consisted of the following:

	September 30, 2016	June 30, 2016
Building and improvements	$24,645,552	$24,735,204
Machinery and equipment	7,309,120	7,335,708
Machinery and equipment under capital lease	2,092,228	2,099,839
Transportation equipment	852,497	855,598
Transportation equipment under capital lease	2,677,878	2,687,620
Office equipment	109,594	109,993
Construction-in-progress	28,515,608	27,111,181
Subtotal	66,202,477	64,935,143
Less: accumulated depreciation	(8,853,272)	(8,754,140)
Less: impairment loss on long-lived assets and construction-in-progress	(50,078,430)	(48,755,558)
Total	$7,270,775	$7,425,445

As of September 30, 2016 and June 30, 2016, Yulong Renewable has provided an impairment reserves for its building and improvements, machinery and equipment, transportation equipment and construction-in-progress in an amount of $50,078,430 and $48,755,558, respectively.

Construction-in-progress represents labor costs and materials incurred in connection with the construction of office building, employee facilities, equipment and machinery for Yulong Renewable, office building for Yulong Concrete, and an autoclave for Yulong Bricks. No depreciation is provided for construction-in-progress until it is completed and placed into service.

Approximately in the fourth quarter of 2016, the central government of the People's of Republic of China passed Air Pollution Control Act and enforced Air Pollution Control Action Plan. The province of Henan of People's Republic of China implemented "Province of Henan Blue Sky Action Plan" on various industries such as construction materials, coal mining. Due to the Air Pollution Control Act and Blue Sky Action Plan, Yulong Renewable is required to comply with the new environmental regulations and its construction projects were placed on hold since August 2016. Yulong Renewable CIP primarily included the following projects:

Yulong Renewable commenced a construction of the waste recycling plant and brick production plant in 2015. Total budget for these constructions is approximately $44.4 million, of which approximately $8.2 million (RMB 54.4 million) was transferred to fixed assets in the fiscal year ended June 30, 2016. The entity placed the plant construction on hold in August 2016 and accordingly, provided an impairment reserve for the related construction-in-progress amount, approximately $7.7 million (RMB 51.6 million) in the fiscal year ended June 30, 2016.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In March 2016, the Company commenced a construction of environmental product testing and solid waste resource utilization center in Zhengzhou, PRC. Total budget for the construction of this center is approximately 45.0 million (RMB 300 million). During the fiscal year ended June 30, 2016, the Company has incurred approximately $34.7 million (RMB 231.7 million) in construction-in-progress pertinent to this construction. In the early first quarter of fiscal year 2017, Yulong Renewable paid an additional $1.5 million (RMB 10 million) related to this construction project and included such amount in construction-in-progress. In August 2016, the Company placed this construction project on hold. In July 2017, the Company signed a cancellation agreement with the contractor by which the project prepayment, $15.6 million (RMB 104 million) will be refundable by the contractor in five (5) equal installments commencing in July 2017. The remaining construction-in-progress balance related to this construction, approximately $20.5 million (RMB 136.8 million), is considered suspended and the Company provided an impairment reserve for the entire amount, $20.5 million (RMB 136.8 million) as of September 30, 2016.

Construction-in-progress consisted of the following as of September 30, 2016:

Construction-in-progress description	Value	Estimated completion date	Estimated additional cost to complete
Office buildings, staff facilities, equipment and machinery	$7,339	Early 2018	$-
Autoclave installation	$7,081	Early 2018	$-
Total	$14,420		$-

Depreciation expense is $146,003 and $568,014 for the three months ended September 30, 2016 and 2015, respectively.

Machinery and equipment under capital lease

In March 2014, the Company entered into a lease agreement with a third party to lease an excavator for two years for approximately $136,199 (RMB 908,240). The lease requires a one-time payment of $37,952 and an additional $5,828 as a security deposit paid in March 2014, monthly lease payments of approximately $5,000 from June 2014 to May 2016, with interest rate per annum of 8.8%. The ownership of the trucks will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12). As of September 30, 2016, the outstanding balance of the capital lease obligation is $28,431 (RMB 189,591).

In March 2014, monthly lease payments of approximately $3,000 from June 2014 to November 2015, with interest rate per annum of 8.5%. The ownership of the trucks will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12). During the fiscal year ended June 30, 2016, the Company paid off the lease and ownership of the machines was transferred to the Company.

In September 2014, the Company entered into a lease agreement with a third party to lease an excavator for two years for approximately $192,697 (RMB 1,285,000). The lease requires a one-time payment of $54,506 and an additional $8,414 as a security deposit paid in October 2014, monthly lease payments of approximately $8,000 from November 2014 to October 2016, with interest rate per annum of 8.7%. The ownership of the excavator will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12). As of September 30, 2016, the outstanding balance of the capital lease obligation is $136,505 (RMB 910,283).

In September 2014, the Company entered into a lease agreement with a third party to lease an excavator for two years for approximately $133,463 (RMB 890,000). The lease requires a one-time payment of $37,952 and an additional $5,828 as a security deposit paid in October 2014, monthly lease payments of approximately $5,000 from November 2014 to October 2016, with interest rate per annum of 8.7%. The ownership of the excavator will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12). As of September 30, 2016, the outstanding balance of the capital lease obligation is $94,544 (RMB 630,467).

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In September 2014, the Company entered into a lease agreement with a third party to lease a loader for eighteen months for approximately $50,836 (RMB 339,000). The lease requires a one-time payment of $17,758 and an additional $5,549 as a security deposit paid in October 2014, monthly lease payments of approximately $3,000 from November 2014 to April 2016, with interest rate per annum of 8.3%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12). In May 2016, the lessor verbally agreed to extend the due date to October 2016. As of September 30, 2016, the outstanding balance of the capital lease obligation is $38,593 (RMB 257,354).

In September 2014, the Company entered into a lease agreement with a third party to lease a loader for eighteen months for approximately $50,686 (RMB 338,000). The lease requires a one-time payment of $17,706 and an additional $5,533 as a security deposit paid in October 2014, monthly lease payments of approximately $3,000 from November 2014 to April 2016, with interest rate per annum of 8.3%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term. As of September 30, 2016, the outstanding balance of the capital lease obligation is $38,479 (RMB 256,594).

In June 2015, the Company entered into a lease agreement with a third party to lease a loader for eighteen months for approximately $49,486 (RMB 330,000). The lease requires a one-time payment of $15,836 (RMB 105,600) which includes $4,949 (RMB 33,000) as a security deposit paid in June 2015, monthly lease payments of approximately $2,350 (RMB 15,673) from August 2015 to Jan 2017, with interest rate per annum of 9.525%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

In June 2015, the Company entered into a lease agreement with a third party to lease a loader for eighteen months for approximately $50,386 (RMB 336,600). The lease requires a down payment of $16,124 (RMB 107,520) which includes $5,039 (RMB 33,600) as a security deposit paid in June 2015, monthly lease payments of approximately $2,393 (RMB 15,958) from August 2015 to Jan 2017, with interest rate per annum of 9.525%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

In June 2015, the Company entered into a lease agreement with a third party to lease a digging machine for eighteen months for approximately $136,199 (RMB 908,240). The lease requires a down payment of $34,766 (RMB 231,840) which includes $5,339 (RMB 35,600) security deposit paid in June 2015, monthly lease payments of approximately $4,868 (RMB 32,462) from August 2015 to July 2017, with interest rate per annum of 9.6%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

In June 2015, the Company entered into a lease agreement with a third party to lease a digging machine for eighteen months for approximately $136,199 (RMB 908,240). The lease requires a one-time down payment of $34,766 (RMB 231,840) which includes $5,339 (RMB 35,600) security deposit paid in June 2015, monthly lease payments of approximately $4,868 (RMB 32,462) from August 2015 to July 2017, with interest rate per annum of 9.6%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12).

Transportation equipment under capital leases

In October 2012, the Company entered into a lease agreement with a third party to lease ten waste hauling trucks for two years for approximately of $616,962 (RMB 4,114,208), including $47,687 (RMB 318,000) as security deposits and $62,233 (RMB 415,000) for insurance. The lease also requires a one-time payment of $163,701 in April 2013 and monthly lease payments of approximately $26,000 originally from June 2013 to May 2015, with interest rate at 18.2% per annum. The ownership of the trucks has been transferred to the Company with an attached lien that will be removed if there is no default of the lease payments at the end of the extended lease term. The Company placed these machines into service in June 2013, and they have accordingly been capitalized.

In November 2012, the Company entered into another lease agreement with a third party to lease ten waste hauling trucks for two years for approximately of $603,917 (RMB 4,027,225), including $47,687 (RMB 318,000) as security deposits and $52,186 (RMB 348,000) for insurance. The lease also requires a one-time payment of $163,704 on April 30, 2013, monthly lease payments of approximately $32,000 from July 2013 to June 2014, and monthly lease payments of approximately $15,097 originally from July 2014 to June 2015, with interest rate at 16.8 % per annum. The ownership of the trucks has been transfer to the Company with an attached lien that will be removed if there is no default of the lease payments at the end of the extended lease term. As of September 30, 2016, the amount outstanding was $121,922.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In January 2014, the Company entered into a memorandum of understanding to lease 100 waste hauling trucks with a third party for approximately $62,683 (RMB 418,000) per truck. In July 2014, the Company entered into a binding agreement with the same party to lease the first 30 trucks for two years for approximately $1,666,792 (RMB 11,115,000), or approximately $55,560 (RMB 370,500) per truck. The lease also requires a one-time payment of $350,904 (RMB 2,340,000) as security deposit paid in July 2014 and monthly lease payments of approximately $89,000 from August 2014 to July 2016, with interest rate at 15.6% per annum. The Company has an option to purchase the vehicles for $491 if there is no default of the lease payments at the end of the lease term.

The Company recognized approximately $0 and $188,000 of depreciation expense related to the above capital lease equipment for the three months ended September 30, 2016 and 2015, respectively.

The carrying value of assets under capital leases consisted of the following:

	September 30, 2016	June 30, 2016
Machinery and equipment	$2,092,228	$2,099,839
Transportation equipment	2,677,878	2,687,620
Subtotal	4,770,106	4,787,459
Less: accumulated depreciation	(1,685,475)	(1,691,606)
Less: impairment reserve	(3,084,631)	(3,095,853)
Total	$-	$-

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 – Prepayments

Prepayments consisted of the following:

	September 30, 2016	June 30, 2016
Prepayment for equipment purchase	$14,996	$15,050
Prepayment for construction (a)	2,748,339	2,769,652
Subtotal	2,763,335	2,784,702
Reserve-prepayment for construction(a)	(2,759,613)	(2,769,652)
Total prepayments, net	$3,722	$15,050

(a)	Prepayment for construction in advance was made in connection with the construction factory of Yulong Renewable. We had prepaid the construction fees in advance approximately $2,759,613 (RMB18,402,479) and $2,769,652 (RMB18,402,479) as of September 30, 2016 and June 30, 2016, respectively, to our construction vendors, Henan Sanjian and Henan Guangshen. Due to the new environmental regulations and policies implemented by the central government of PRC and the Environmental Protection Bureau of Henan Province (see Note 7), the factory construction project was placed on hold since August 2016. We placed a reserve for the entire amount of the prepaid construction fee, $2,759,613 (RMB18,402,479) and $2,769,652 (RMB 18,402,479) as of September 30, 2016 and June 30, 2016, respectively, as there is an uncertainty in the refundable status of the construction vendors.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 – Intangible assets, net

Intangible assets consisted of the following:

	September 30, 2016	June 30, 2016
Land use rights	$4,825,903	$4,843,458
Less: accumulated amortization	(436,859)	(425,701)
Less: impairment reserve	(2,245,796)	(2,253,966)
Total	$2,143,248	$2,163,791

Land use rights

All land in the PRC is state-owned, but the government can grant “land use rights”. The Company acquired three land use rights in 2007, 2009 and 2015 for a total of $4,557,037 (RMB 30,388,600) and incurred $268,597 (RMB 1,791,136) of associated costs. The Company has not completed the ownership transfer registration for such rights. Pursuant to supplement land usage reimbursement agreements between Yulong Bricks and the Villagers’ Committee of Xiwuzhuang Village dated February 12, 2014, between Yulong Concrete and the Villagers’ Committee of Gaozhuang Village dated February 12, 2014, and between Yulong Renewable and the Villagers’ Committee of Lvzhuang Village dated September 6, 2015, the purchase price of each land use right will be accounted for as lease expense over 50 years, which will expire in December 2058 with respect to Yulong Bricks’ and Yulong Concrete’s rights, and in March 2065 with respect to Yulong Renewable’s right, until the Company can complete their transfer registrations.

Amortization expense for the three months ended September 30, 2016 and 2015 amounted to $12,709 and $37,901, respectively.

The estimated amortization expenses for each of the five succeeding years is as follows:

Year ending September 30,	Estimated amortization expense

2017	$50,837
2018	50,837
2019	50,837
2020	50,837
2021	50,837
Thereafter	1,889,063
Total	$2,143,248

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10 – Short-term loans

Short-term loans represented amounts due to various banks, normally due within one year. The principal of the loans are due at maturity but can be renewed at the bank’s option. Interest is due monthly.

Short-term loans due to banks consisted of the following:

	September 30, 2016	June 30, 2016

Loan from Pingdingshan Bank, which was originally due in April 2015, with loan amount $599,835 (RMB 4,000,000) and annual interest of 12%. The Company repaid $269,926 (RMB 1,800,000) in April 2015 and obtained the Bank’s approval to extend the remaining $329,909 (RMB 2,200,000) until April 2016. Interest rate is 11.5% per annum. The loan is guaranteed by Yulong Bricks, the executive director of Yulong Bricks, a third party, the Company founder and his relatives. The Company is settling with the bank on loan extension subsequently.	$329,910	$331,109

Loan from Pingdingshan Rural Credit Cooperative Union with original loan amount $2,174,402 (RMB 14,500,000) matures in July 2016. Interest rate is 12.1% per annum. The loan is guaranteed by Yulong Bricks, Yulong Renewable, the founder and a company that he owns. This loan is extended by a new loan in January 2017.	2,174,402	2,182,312

Loan from Pingdingshan Bank, original loan amount $674,814 (RMB 4,500,000), at an interest rate 8.73% per annum, matures in August 2016. The loan is guaranteed by Yulong Bricks, the executive director of Yulong bricks, his relative and a third party. The Company is settling with the bank on loan extension subsequently.	674,814	677,269

Loan from Pingdingshan rural credit cooperative union, original loan amount $674,814 (RMB 4,500,000) at an interest rate 9%, matures in August 2017. The loan is guaranteed by Yulong Concrete, Yulong Bricks and the company’s founder. The Company is settling with the bank on loan extension subsequently.	674,814	677,269

Loan from China Construction Bank, original loan amount $599,835 (RMB 4,000,000), matures in June 2016. Interest rate is 6.4% and 9.6% per annum as of June 30, 2016 and September 30, 2016, respectively. Guaranteed by Yulong Concrete and a third party. The Company is settling with the bank on loan extension subsequently.	599,835	602,017

Loan from Pingdingshan Bank, original loan amount $599,835 (RMB 4,000,000), matures in September 2016. Interest rate is 8.3% per annum. Guaranteed by Yulong Concrete, Yulong Industry and Yulong Renewable. The Company is settling with the bank on loan extension subsequently.	599,835	602,017

Loan from Pingdingshan Bank, original loan amount $599,835 (RMB 4,000,000), matures in March 2017. Interest rate is 8.7% per annum. Guaranteed by Yulong Renewable, Yulong Industry and Yulong Concrete. The Company is settling with the bank on loan extension subsequently.	599,835	602,017

Total short-term loans - bank	$5,653,445	$5,674,011

Interest expense on short-term loans for the three months ended September 30, 2016 and 2015 amounted to $190,386 and $224,711, respectively. No interest expense has been capitalized into construction-in-progress since all borrowings were for working capital purposes.

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

Other payables - related parties consisted of the following:

Name of related parties	Relationship	Nature of transactions	September 30, 2016	June 30, 2016

Yulong Zhu	Founder	Loan for operating cash flows	$1,688,383	$1,488,794
Henan Yuliang Hotel Co., Ltd.	Owned by founder	Loan for operating cash flows	-	15,050
Lei Zhu	Relative of founder	Loan for operating cash flow	-	461,393
Total other payables			$1,688,383	$1,965,237

Note 12 – Capital lease obligations

Capital lease obligations consisted of the following:

	September 30, 2016	June 30, 2016

Lease obligations for ten waste hauling trucks expired June 2015, lease payment at $29,343 (RMB 195,676) and $15,097 (RMB 100,676) per month from July 2013 to June 2014 and from July 2014 to June 2015, respectively, with interest at 16.8% per annum. In June 2015, lessor verbally agreed to extend due date for the unpaid balance to June 2016. The Company is arranging a repayment plan with the lessor subsequently.	121,923	122,366
Lease obligations for an excavator expiring in May 2016, lease payment at $4,868 (RMB 32,462) per month with interest at 8.8% per annum. The Company is arranging a repayment plan with the lessor subsequently.	28,431	28,535
Lease obligations for thirty waste hauling trucks expiring in July 2016, lease payment at $81,585 (RMB 544,050) per month with interest at 15.6% per annum. The Company is arranging a repayment plan with the lessor subsequently.	1,442,970	1,449,258
Lease obligation for a loader expired in April 2016, lease payment at $2,414 (RMB 16,101) per month with interest at 8.3% per annum. In May 2016, the lessor verbally agreed to extend the due date for the unpaid balance to October 2016. The Company is arranging a repayment plan with the lessor subsequently.	38,593	38,733
Lease obligation for a loader expired in April 2016, lease payment at $2,407 (RMB 16,053) per month with interest at 8.3% per annum. In May 2016, the lessor verbally agreed to extend the due date for the unpaid balance to October 2016. The Company is arranging a repayment plan with the lessor subsequently.	38,479	38,619
Lease obligation for an excavator expiring in October 2016, lease payment at $7,029 (RMB 46,870) per month with interest at 8.7% per annum. The Company is arranging a repayment plan with the lessor subsequently.	136,555	137,504
Lease obligation for an excavator expiring in October 2016, lease payment at $4,868 (RMB 32,462) per month with interest at 8.7% per annum. The Company is arranging a repayment plan with the lessor subsequently.	94,579	95,236
Lease obligation for a land use right which the Company expects to pay in full in late 2017.	1,920,516	1,927,500
Lease obligation for an excavator commenced on August 1, 2015 expiring on July 1, 2017, total obligation is approximately $151,598 (RMB 1,010,928), lease payment at $4,868 (RMB 32,462) per month with interest at 9.593%. The Company is arranging a repayment plan with the lessor subsequently.	96,689	98,587
Lease obligation for an excavator commenced on August 1, 2015 expiring on July 1, 2017, total obligation is approximately $151,598 (RMB 1,010,928), lease payment at $4,868 (RMB 32,462) per month with interest at 9.593%. The Company is arranging a repayment plan with the lessor subsequently.	96,689	98,587
Lease obligation for a loader commenced on August 1, 2015 expiring on January 1, 2017, total obligation is approximately $59,198 (RMB 394,764), lease payment at $2,393 (RMB 15,958) per month with interest at 9.525%. The Company is arranging a repayment plan with the lessor subsequently.	34,105	34,672
Lease obligation for a loader commenced on August 1, 2015 expiring on July 1, 2017, total obligation is approximately $58,141 (RMB 387,714), lease payment at $2,350 (RMB 15,673) per month with interest at 9.525%. The Company is arranging a repayment plan with the lessor subsequently.	33,497	34,052
Subtotal	4,083,026	4,103,649
Less: deferred interest	(6,710)	(12,506)
Capital lease obligations, net	4,076,315	4,091,143
Less: capital lease obligations – current	(4,076,315)	(4,062,291)
Capital lease obligations – non-current	$-	$28,852

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2016 and June 30, 2016, the Company has accrued interest of $71,897 and $66,388, respectively, in connection with the capital lease obligations, and were classified in the Company’s consolidated balance sheets under the caption “Other payables and accrued liabilities”. Interest expenses on capital lease obligations for the three months ended September 30, 2016 and 2015 amounted to $5,754 and $43,454, respectively.

Future annual capital lease payments approximately consist of the following:

Twelve months ending September 30,	Amount
2017	$4,076,315
2018	-
Total	$4,076,315

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

Provision (benefit) for income taxes is comprised of the following:

	For the three months ended September 30,
	2016		2015

Current	$		$
Domestic		-		-
Foreign		218,647		1,125,562
Deferred
Domestic		-		-
Foreign		(100,856)		(56,930)
Total provision for income taxes		$117,791		$1,068,632

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s effective tax rate was approximately (4.1)% and 23.0% for the three months ended September 30, 2016 and 2015, respectively. The decrease in our effective tax rate is primarily attributable to the pre-tax loss, change in valuation allowance related to the deductible temporary differences and net operating loss as well as increase in non-deductible items.

Deferred taxes

The approximate tax effects of temporary differences, which give rise to the deferred tax assets and liabilities, are as follows:

	September 30, 2016	June 30, 2016

Deferred tax assets
Startup cost	$200,488	$201,217
Property, plant and equipment	121,229	140,283
Intangible assets	(54,121)	(49,556)
Staff education	1,488	1,493
Provision for doubtful accounts	1,204,767	1,184,219
Impairment loss on long-lived assets and construction-in-progress	13,770,960	13,444,794
Net operating loss carryforward in China	354,153	284,276
Total deferred tax assets	15,598,964	15,206,726
Valuation allowance	(15,110,618)	(14,817,756)
Total deferred tax assets, net	$488,346	$388,970

Uncertain tax positions

Aggregate undistributed earnings of Yulong WFOE and the VIEs that are available for distribution to the Company are approximately $0 and $26.8 million as of September 30, 2016 and 2015, respectively. Such undistributed earnings are considered to be indefinitely reinvested, because the Company does not have any present plan to pay any cash dividends on its ordinary shares in the foreseeable future and intends to retain most of its available funds and any future earnings for use in the operation and expansion of its business. Accordingly, no deferred tax liability has been accrued for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to the Company as of September 30, 2016 and 2015.

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

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

There were no unrecognized tax benefits as of September 30, 2016 and June 30, 2016. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions.

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

Taxes payable

Taxes payable consisted of the following:

	September 30, 2016	June 30, 2016

Income taxes payable	$1,211,015	$1,126,157
VAT taxes payable	264,379	223,307
Other taxes payable	153,107	148,619
Total	$1,628,501	$1,498,083

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

Under the PRC laws and regulations, each of Yulong WFOE and its consolidated affiliated entities is required to set aside at least 10% of its after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds attain 50% of its registed capital. Additionally, Yulong WFOE may allocate portion of its after-tax profits based on PRC accounting standards for enterpise expansion fund and staff bosnus and welfare fund at its discretion. However, the statutory reserve funds and the discretionary funds are not distributable as cash dividends. Remittance of such dividends by a wholly foreign company out of PRC territory is subject to examination by the banks designated by SAFE.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2016 and June 30, 2016, Yulong WFOE and the VIEs collectively appropriated $3,922,228 and $3,922,228 of retained earnings for their statutory reserves.

As a result of the foregoing restrictions, Yulong WFOE and the VIEs are restricted in their ability to transfer their net assets to the Company.

Foreign exchange and other regulation in the PRC may further restrict Yulong WFOE and the VIEs from transferring funds to the Company in the form of dividends, loans and advances. As of September 30, 2016 and June 30, 2016, the aggregate net assets of Yulong WFOE and the VIEs amounted to $787,146 and $3,453,575, respectively.

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

Stock-based compensation expenses amounted to $0 and $135,000 for the three months ended September 30, 2016 and 2015.

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

The value of the warrant liabilities was $91,670 and $65,605 as of September 30, 2016 and June 30, 2016, respectively, in comparison to $475,380 at the issuance date on July 1, 2015. The increase resulted in a $26,065 loss on change in fair value of warrants for the three months ended September 30, 2016.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Because the warrants are not traded on an active securities market, the Company estimates their fair value using the Binominal Option Pricing model on September 30, 2016 and on July 1, 2015 as follows:

	September 30, 2016	June 30, 2016	July 1, 2015
Number of shares exercisable	112,500	112,500	112,500
Exercise price	$6.25	$6.25	$6.25
Stock price	$2.33	$1.71	$6.00
Expected term (years)	3.75	4.00	5.00
Risk-free interest rate	1.10%	0.89%	1.63%
Expected volatility	80.38%	84.83%	92%

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

A summary of changes in warrant activity is presented as follows:

	Three Months Ended September 30, 2016	Weighted Average Exercise Price	Average Remaining Contractual Life

Outstanding, beginning balance	-	-	-
Granted	112,500	$6.25	5
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, ending balance	112,500	$6.25	3.75

Stock-based compensation – consulting services

On January 19, 2016, the Company’s board of directors approved the following issuances of restricted shares of the Company’s ordinary shares:

●	31,279 shares to a consultant for services pertaining to business growth and strategies for the calendar years ending December 31, 2017 and 2016; and

●	95,967 shares to a consultant for services rendered previously and for the fiscal quarter ended March 31, 2016 pertaining to financial reporting and internal control over financial reporting.

The shares were valued at $3.20 per share, based on the average closing price of the ordinary shares for the three months immediately preceding the board’s approval.

On July 6, 2016, the Company entered into a consulting agreement with Beyond Century for services in conjunction with the pre-audit and consulting services for the periods ended June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017. Total service fee is $150,000 or $37,500 per quarter and will be settled in a form of stock-based payment equivalent to 58,140 shares of the Company's common stock. The shares were valued at $2.58 per share based on the average closing price of the ordinary shares on the date the service agreement was entered. On August 15, 2016, an aggregate of 58,140 shares of our ordinary shares were issued in reliance upon the exemption from securities registration under Section 4(a)(2) of Securities Act of 1933 to this financial consultant.

Stock-based compensation expenses for consulting services amounted to $49,966 and $0 for the three months ended September 30, 2016 and 2015.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15 – (Loss) earnings per share

The basic and diluted (loss) earnings per share are as follows:

	For the three months ended September 30, 2016	For the three months ended September 30, 2015

Net (loss)/income	$(2,838,777)	$3,580,683
Weighted average shares outstanding - basic and diluted	12,026,886	11,869,938
(Loss) earnings per share - basic and diluted	$(0.24)	$0.30

Warrants outstanding for the three months ended September 30, 2016 and 2015 were not included in the dilutive shares calculation because the average per share price of the Company’s ordinary shares for the three months ended September 30, 2016, was below the exercise price of the warrants.

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

As of September 30, 2016, three of the four Yulong operating companies were subject to 20 civil lawsuits with judgment amounts of approximately $3,144,215 (RMB 20,967,197) in the aggregate, of which unpaid amounts of approximately $108,154 (RMB 721,225) has already been included in capital lease obligations regarding lease agreement for purchasing 10 vehicles from Xuchang Tongli, approximately $346,551 (RMB 2,310,979) already included in bank loans, and approximately $418,732 (RMB 2,792,317) already included in other payables as of September 30, 2016. The remaining balances included $1,815,153 (RMB 12,104,346) related to the guarantee with details disclosed in notes 'Guarantees', and $326,254 (RMB 2,175,622) was pertinent to legal actions filed by various individuals.

Subsequent to September 30, 2016, three of the four Yulong operating companies were prone to 16 civil lawsuits with judgment amounts of approximately $785,278 (RMB 5,236,625) in the aggregate, of which unpaid amounts of approximately $25,310 (RMB 168,780) related to the illegal occupation of land, and $759,968 (RMB 5,067,845) was pertinent to legal actions filed by various individuals.

Illegal occupation of land

On October 18, 2016, Pingdingshan Land Resources Bureau filed a legal action with the district court to enforce the execution of Ping Guo Tu Zi Fa Zi (2016) no.65 Administrative Penalty Decision that the Company shall:

(1) return 7,137.26 square meters of land which the Company occupied illegally;

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(2) dismantle the new buildings and other facilities on the 7,137.26 square meters of land which the Company occupied illegally, and restore the original appearance of the land;

(3) pay a fine on the basis that illegal occupation of 5,951.4 square meters of general cultivated land at a fine of RMB 16.00 per square meter, i.e. $14,279 (RMB 95,222.40), and 1,185.86 square meters of other land fines per square meter RMB 3.00, i.e. $533 (RMB 3,557.58), resulting in a total of $14,813 (RMB 98,779.98).

On November 29, 2016, Pingdingshan Environmental Protection Bureau applied to the court to enforce the execution of Ping Huan Fa Zi (2015) no.26 Administrative Penalty Decision that the Company shall:

(1)	cease its trial production;
(2)	pay a fine of $10,497 (RMB 70,000).

Total unpaid amounts related to illegal occupation of land were therefore $25,310 (RMB 168,780).

Purchase commitment

On November 10, 2012, the Company entered into a sales and purchase contract with an unrelated third party, Xian Oriental Fuxing Machinery Co., Ltd ("Xian Oriental Fuxing") with a contract amount of $418,385 (RMB 2,790,000). As of September 30, 2016, the Company already paid $292,420 (RMB 1,950,000) to Xian Oriental Fuxing. According to the result of the verdict disclosed on September 24, 2016, the court ruled that the Company was required to pay the remaining amount of $125,965 (RMB 840,000) and litigation cost of $3,405 (RMB 22,708).

Guarantees

As of September 30, 2016, the Company guaranteed approximately $3.0 million for a bank loan of an unrelated third-party as follows:

Name	Guaranteed amount	Guarantee expiration date
Pingdingshan Yushi Automobile Accessory Sales Co., Ltd(1)	$1,204,034	December 29, 2016
Pingdingshan Orr Business Co., Ltd(2)	1,815,153	January 5, 2018
Total	$3,019,187

(1)	The Company did not, however, accrue any liability in connection with such guarantee because the borrower has been current in its repayment obligations and the Company has not experienced any loss from providing such guarantees in the past. The Company has evaluated the guarantee and has concluded that the likelihood of it having to make payments under the guarantee is remote and that the fair value of the stand-ready obligation under such commitment is not material.

(2)	According to the verdict issued on March 16, 2017, the court ruled that the borrower was required to repay the borrowings of $1,799,505 (RMB 12.0 million) and was liable for the related litigation cost in an amount of $15,648 (RMB 104,346). As the loan term covered the period from January 5, 2015 through January 6, 2016, and the guarantee expires on January 5, 2018, the Company has accrued a liability in connection with such guarantee during the fiscal year ended June 30, 2016.

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

Note 17 – Segments

The Company follows ASC 280, Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company’s chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being (loss) income from operations of the Yulong operating companies.

The Company’s operations currently include three business segments encompassing three different divisions. Such reportable divisions are consistent with the way the Company manages its business, with each division operating under separate management and producing discrete financial information. The accounting principles applied at the operating division level in determining (loss) income from operations is generally the same as those applied at the consolidated financial statement level.

The operation and products of the three divisions are as follow:

1.	Yulong Bricks: production and sales of fly-ash bricks;

2.	Yulong Concrete and Yulong Transport: production and sales of ready-mixed concrete; and

3.	Yulong Renewable: hauling and processing of construction waste, and production and sales of recycled aggregates and recycled bricks.

The following represents results of divisional operations for the following three months ended September 30:

Revenues:	2016	2015
Yulong Bricks	$585,470	$4,035,101
Yulong Concrete and Yulong Transport	1,728,971	7,338,329
Yulong Renewable	489,589	1,977,438
Consolidated revenues	$2,804,030	$13,350,868

Gross profit:	2016	2015
Yulong Bricks	$173,779	$2,249,477
Yulong Concrete and Yulong Transport	400,969	1,942,171
Yulong Renewable	336,481	1,254,113
Consolidated gross profit	$911,229	$5,445,761

(Loss) income from operations:	2016	2015
Yulong Bricks	$(309,784)	$2,168,277
Yulong Concrete and Yulong Transport	(131,981)	1,728,549
Yulong Renewable	(1,886,157)	1,063,355
Subtotal	(2,327,922)	4,960,181
Yulong HK	(198,056)	(67,693)
Yulong Eco-Materials	(49,966)	(370,000)
Consolidated (loss) income from operations	$(2,575,944)	$4,522,488

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Net (loss) income:	2016	2015
Yulong Bricks	$(291,305)	$1,640,745
Yulong Concrete and Yulong Transport	(277,812)	1,222,408
Yulong Renewable	(1,995,299)	810,960
Subtotal	(2,564,416)	3,674,113
Yulong WFOE	-	2,110
Yulong HK	(198,329)	(73,739)
Yulong Eco-Materials	(76,031)	(21,801)
Consolidated net (loss) income	$(2,838,776)	$3,580,683

Depreciation and amortization:	2016	2015
Yulong Bricks	$122,602	$127,330
Yulong Concrete and Yulong Transport	36,110	82,021
Yulong Renewable	-	396,564
Consolidated depreciation and amortization	$158,712	$605,915

Interest expenses:	2016	2015
Yulong Bricks	$38,574	$116,397
Yulong Concrete and Yulong Transport	151,812	108,313
Yulong Renewable	5,754	43,455
Consolidated interest expenses	$196,140	$268,165

Capital expenditures:	2016	2015
Yulong Bricks	$-	$20,283
Yulong Concrete and Yulong Transport	-	27,603
Yulong Renewable	-	170,169
Consolidated capital expenditures	$-	$218,055

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following represents assets of division as of September 30, 2016 and June 30, 2016:

Total Assets as of:	September 30, 2016	June 30, 2016
Yulong Bricks	$11,227,572	$11,131,177
Yulong Concrete and Yulong Transport	3,281,371	4,416,866
Yulong Renewable	20,949,715	20,251,768
Interdivision assets	1,040	590
Yulong Eco-Materials	642,700	642,700
Total Assets	$36,102,398	$36,443,101

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

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On March 31, 2017, Yulong Eco-Materials Limited (the “Company”) received a determination letter (the “Letter”) from the NASDAQ Stock Market LLC (the “NASDAQ”) notifying the Company of the NASDAQ Staff’s determination (the “Determination”) to delist the Company’s securities from The NASDAQ Capital Market due to its failure to regain compliance with Listing Rule 5250(c)(1) (the “Rule”) because it had not filed its Annual Report on Form 10-K for the period ended June 30, and Quarterly Reports on Forms 10-Q for the periods ended September 30, 2016 and December 31, 2016, respectively (the “Delinquent Reports”). Pursuant to the Letter, unless the Company requests an appeal of the Determination by 4:00 Eastern Time on April 7, 2017, trading of the Company’s common stock will be suspended at the opening of business on April 11, 2017, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), causing the Company’s securities to be removed from listing and registration on The NASDAQ Stock Market.

As previously reported, on October 14 and November 22, 2016, the Company received two notification letters (the “Notice”) from NASDAQ advising the Company that it did not comply with the “Rule” because it had not filed its Annual Report on Form 10-K for the period ended June 30, and Quarterly Reports on Forms 10-Q for the periods ended September 30, 2016 and December 31, 2016, respectively. The Company was provided an exception until April 12, 2017, to regain compliance with the Rule. On March 24, 2017, the Company advised that it would be unable to regain compliance with the Rule by April 12, 2017. As of the date of this report, the Company has not regained compliance with the Rule though it is in the process of preparing its annual report.

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

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following discussion and analysis of the results of our operations and financial condition for the three ended September 30, 2016 and 2015, should be read in conjunction with our financial statements and the notes thereto that are included elsewhere in this report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

Recent Developments

In late March 2016, the central government of the People’s of Republic of China passed Air Pollution Control Act and enforced Air Pollution Control Action Plan. The province of Henan of People’s Republic of China implemented “Province of Henan Blue Sky Action Plan” on various industries such as construction materials, coal mining. Due to this regulation and action plan, Yulong Renewable placed its construction projects on hold since August 2016 and suspended its CWM operation since January 2017 to further upgrade its equipment and facility to comply with the stricter environmental regulations. Simultaneously, Yulong Bricks and Concrete also reduce their production and clean up the job sites and further enhance its facilities to comply with the new environmental requirements. Management believes that Yulong Bricks and Concrete gradually recover their operations subsequent to June 2017.

Trends in Our Business

On a macro level, the Chinese government announced a series of new policies at controlling production and development of various industries in China for the purpose of enhancing environmental quality in the territory. The province of Henan implemented the Blue Sky Action Plan in late March 2016 and enforced stricter environmental requirements on industries that conduct business in Henan province including construction materials. Additionally, Yulong Renewable received a notice from the Environmental Protection Bureau of the city of Pingdingshan that the Company is required to clean up its job sites and install environmental protection infrastructure and equipment. The environmental policies and action notice has significantly limited the Company’s capacity to maintain the production of its bricks, concrete and recycled construction materials. Subsequent to the fiscal year ended June 30, 2016, Yulong Bricks, Yulong Concrete and Yulong Renewable have been focusing on upgrading the facilities of their job sites to further comply with the stringent environmental requirements. Sales revenue of Yulong Bricks and Yulong Concrete has been significantly impacted since the first quarter of the fiscal year 2017. Both entities have resumed and gradually increased their productions beginning late April 2017. Three major construction projects of Yulong Renewable have been halted since August 2016 and Yulong Renewable’s operation has been suspended since January 2017. Yulong Renewable is still upgrading its job site and infrastructures and plans to offer for sale or transfer its renewable’s business in fiscal year 2018.

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

Three months ended September 30, 2016 and 2015

Revenue

Our revenue decreased by $10,546,838 or 79.0% to $2,804,030, as compared to a year ago. Revenue attributable to bricks or brick revenue, revenue attributable to concrete or concrete revenue, and revenue attributable to CWM or CWM revenue, are as follows for the periods indicated:

	Revenue
	Brick Products	Concrete Products	Construction Waste Management				Total
			Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services
Revenue
Three months ended September 30, 2015	$4,035,101	$7,338,329	$592,030	$27,719	$163,820	$1,193,869	$13,350,868
Three months ended September 30, 2016	585,470	1,728,971	105,463	675	20,259	363,192	2,804,030
Decrease in $	$(3,449,631)	$(5,609,358)	$(486,567)	$(27,044)	$(143,561)	$(830,677)	$(10,546,838)
Decrease in %	(85.5%)	(76.4%)	(82.2%)	(97.6%)	(87.6%)	(69.6%)	(79.0%)

Overall revenue was reduced by $10,546,838 or 79%. The sales of bricks, concrete and construction waste management dropped by $3,449,632 or 85.5%, $5,609,358 or 76.4% and 1,486,849 or 75.2% respectively. The change was primarily triggered by the depreciation of the RMB against the United States dollars as compared to a year ago, the decline in sales volume, as well as the Air Pollution Control Act passed by the central government and implemented "Province of Henan Blue Sky Action Plan" by the province of Henan of People's Republic of China. Due to the Act and Action Plan, the Company was required to clean up its job sites and upgrade environmental protection infrastructure and equipment. Additionally, Yulong Renewable was required to suspend its production until it upgrades the required environmental protection infrastructure to satisfy the stricter environmental regulations.

The following tables present the average selling prices and quantities sold of our products and services for the periods indicated:

	Bricks	Concrete
Average selling price per m3
Three months ended September 30, 2015	$26.2	$44.4
Three months ended September 30, 2016	25.1	40.1
Decrease in $	$(1.1)	$(4.3)
Decrease in %	(4.2)%	(9.7)%

Quantity sold (m3)
Three months ended September 30, 2015	154,279	165,399
Three months ended September 30, 2016	23,300	69,457
Decrease	(130,979)	(95,942)
Decrease in %	(84.9%)	(58.0)%

	CWM
	Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services	Waste Processing Services
Average selling price	Truckload	m3	m3	Jobsite	m3
Three months ended September 30, 2015	$35.5	$2.5	$31.4	$592.0	$2.3
Three months ended September 30, 2016	65.0	2.6	19.3	-	2.0
Increase (decrease) in $	$29.5	$0.1	$(12.1)	$(592.0)	$(0.3)
Increase (decrease) in %	83.1%	4.0%	(38.5%)	(100.0%)	(13.0%)

Quantity sold
Three months ended September 30, 2015	16,664	11,308	5,218	757	320,000
Three months ended September 30, 2016	1,623	263	1,050	-	179,100
Decrease	(15,041)	(11,045)	(4,168)	(757)	(140,900)
Decrease in %	(90.3%)	(97.7%)	(79.9%)	(100.0%)	(44.0%)

We charged to our hauling customers based on the location of the job site and the type of construction waste to be transported. Therefore, the unit selling price per truckload can vary for each customer.

The decrease in quantity sold is primarily resulted from the reduction of Yulong Renewable’s operation after the Air Pollution Control Act passed by the central government of the PRC and “Province of Henan Blue Sky Action Plan” implemented by the Henan province. Yulong Renewable focused on further enhancing the pollution control infrastructure in order to comply with the stricter environmental requirements.

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

Cost of Revenue

Cost of revenue decreased by $6,012,306, or 76.1%, to $1,892,801, as compared to the same period last year. Such cost for each of our revenue streams is presented in the following table:

	Cost of Revenue
	Bricks	Concrete	CWM				Total
			Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services
Cost of Revenue
Three months ended September 30, 2015	$1,785,624	$5,396,158	$432,948	$18,266	$126,995	$145,116	$7,905,107
Three months ended September 30, 2016	411,691	1,328,002	90,101	1,364	27,429	34,214	1,892,801
Decrease in $	$(1,373,933)	$(4,068,156)	$(342,847)	$(16,902)	$(99,566)	$(110,902)	$(6,012,306)
Decrease in %	(76.9%)	(75.4%)	(79.2%)	(92.5%)	(78.4%)	(76.4%)	(76.1%)

The average unit cost per cubic meter of concrete remains constant for the three months ended September 30, 2016 and 2015. The average unit cost per cubic meter of bricks for the three months ended September 30, 2016 was comparatively higher than that for the same period in prior year since we no longer contracted with the third-party manufacturer to produce bricks for us in the first quarter of fiscal year 2017:

	Average unit cost
	Bricks	Concrete
Three months ended September 30, 2015	$11.6	$32.6
Three months ended September 30, 2016	17.7	32.2
Increase (decrease) in $	$6.1	$(0.4)
Increase (decrease) in %	52.7%	(1.2)%

We used third-party manufacturers generally when orders exceed our production capacities in the past, but we have ceased outsourcing to the third-party manufacturers since the first quarter of the fiscal year 2017.

The major component for the cost of CWM revenue is the depreciation of our hauling trucks and plant equipment. The following table presents the average unit cost for the components of our CWM revenue:

	Average unit cost
	CWM
	Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services	Waste Processing Services
	Truckload	m3	m3	Jobsite	m3
Three months ended September 30, 2015	$26.0	$1.6	$24.3	$71.9	$0.3
Three months ended September 30, 2016	55.5	5.2	26.1	-	0.2
Increase (decrease) in $	$29.5	$3.6	$1.8	$(71.9)	$(0.1)
Increase (decrease) in %	113.5%	225.0%	7.4%	(100.0%)	(33.3%)

The significant change in the unit cost of hauling was primarily due to the different cost incurred based on the location and nature of the job site.

Gross Profit

Gross profit was $911,229 for the three months ended September 30, 2016, a decline of $4,534,532 or 83.3% compared to $5,445,761 for the three months ended September 30, 2015. Gross profit margin for the three months ended September 30, 2016 was approximately 32.5% compared to 40.8% for the three months ended September 30, 2015.

For the three months ended September 30, 2016, gross profit attributable to bricks was $173,779, compared to $2,249,477 for the three months ended September 30, 2015, a decrease of $2,075,698 or 92.3%. Gross profit margin was 29.7%, a decrease of 26.1%, from 55.8% a year ago. The reduced gross profit and margin is primarily attributable to the reduced sales volume and higher unit cost of goods sold.

For the three months ended September 30, 2016, gross profit attributable to concrete was $400,969, a decrease of $1,541,202 or 79.4%, compared to the three months ended September 30, 2015. Gross profit margin was 23.2%, which is largely consistent with the 26.5% from a year ago. The decreased gross profit is resulted from the reduced sales volume and the selling price affected by the depreciation of Chinese currency.

For the three months ended September 30, 2016, gross profit attributable to CWM was $336,481, compared to $1,254,113 for the three months ended September 30, 2015, a decrease of $917,632 or 73.2%. Gross profit margin was 68.7%, an increase from 63.4% or by 5.3% compared to the three months ended September 30, 2015. The reduced gross profit is mainly resulted from the lower sales volume due to the reduction of CWM production and operation since August 2016. The higher gross profit amount for the three months ended September 30, 2016 compared to that for the same period in prior year is primarily attributable to the higher average selling price of hauling activities. Selling price of hauling may vary depending on the customer’s location and the type of construction waste to be transported.

Operating Expenses

Operating expenses, which consist of selling expense and general and administrative (“G&A”) expenses as well as impairment loss for the construction-in-progress for the three months ended September 2016, were $3.5 million, an increase of $2.6 million or 277.7% as compared to the three months ended September 30, 2015. G&A expenses, which increased by $1.1 million or 144.9%, were $1.9 million, including increase in provision for doubtful accounts by $0.9 million and litigation expense by $0.5 million. Such increase is offset by a decrease in staff salary and benefit by $ 0.1 million and share-based compensation by $0.08 million. The Company also provided an impairment reserve for its construction-in-progress of Yulong Renewable in an amount of $1.5 million for the three months ended September 30, 2016.

Other (Expense) Income, Net

Other expense includes finance expense (which consist of interest and other finance expenses, net of interest income), and expense not related to our principal operations.

We had other expense of $145,041, as compared to other income of $126,827 a year ago. Other expense primarily consisted of $196,140 in interest expense and $26,065 loss on change in fair value of warrant liabilities, offset by $2,971 in interest income and $74,645 other income.

Provision for Income Taxes

Provision for PRC income taxes declined by $950,841 to $117,791, as compared to a year ago, due to lower taxable income before tax. While we incurred G&A expenses at our Cayman Islands holding company level (i.e., Yulong), we will not be able to utilize the resulting net operating loss in the future as Yulong is not subject to tax on income or capital gains under current Cayman Islands law. Additionally, we expected that it is more likely than not that Yulong Transport and Yulong Renewable continue to incur book loss and tax loss. Therefore, the realization of our deferred tax assets and net operating loss of these two entities are unlikely before the expiration of the net operating loss, and we have provided for a full valuation allowance against such deferred tax assets and net operating loss.

Net (Loss) Income

Net loss for the three months ended September 30, 2016 was $(2,838,776), as compared to the net income $3,580,683 for the same period last year. The change is primarily resulted from the impairment loss from the construction in progress, provision for doubtful accounts and accrued litigation cost.

Liquidity and Capital Resources

Capital Resources

We will require cash of approximately $23.0 million within the next twelve months, including $5.7 million to repay outstanding short-term bank loans, $11.7 million to satisfy accounts payable and other payables, $1.6 million to remit taxes payable, $4.1 million to satisfy capital lease obligations and the purchase of a land use right.

As of September 30, 2016, we had cash and cash equivalent approximately $2.7 million, accounts receivable (net of provision of doubtful accounts) of $4.9 million and prepayment of $15.7 million which will be refundable to us by one of our construction vendors. The founder has provided approximately $1.7 million (RMB 11.6 million) to fund the Company’s operations in the first quarter of the fiscal year 2017. The Company may also continue to raise fund through private placement or issuance of shares to support the Company’s operational needs. As a result, we believe that our current working capital is sufficient to support routine operations for the next 12 months.

Short-term Loans – Banks

We had $5.7 million and $5.7 million in short-term bank loans as of September 30, 2016 and June 30, 2016, respectively. Such loans mature in one year or less and must be repaid in full upon maturity. Based on our borrowing history, we believe the banks that we work with will renew our loans after they mature, as they had done in the past.

For additional discussion regarding our loans, please refer to Note 10 to our unaudited condensed consolidated financial statements included with this report.

Cash Flows

As of September 30, 2016, our cash was $2,663,943 as compared to $2,734,540 as of June 30, 2016. The following table presents a summary of our cash flows for the periods indicated:

	For the three months ended September 30,
	2016	2015
Net cash provided by operating activities	$1,575,886	$4,266,552
Net cash used in investing activities	(1,492,456)	(218,055)
Net cash (used in) provided by financing activities	(272,258)	10,834,385

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended September 30, 2016, was primarily attributable to cash inflow from the customer deposits, $1.8 million in addition to the non-cash adjustments such as $0.9 million provision for doubtful accounts and $1.5 million in construction-in-progress offset by $2.8 million of net loss.

Net cash provided by operating activities for the three months ended September 30, 2015, was primarily attributable to $3.6 million of net income, $0.3 million in non-cash adjustments for depreciation expense of our property, plant and equipment, deferred tax benefit pertaining to an increase in our deferred tax assets and change in fair value of warrant liabilities, cash inflows of $0.1 million decrease in accounts receivable due to faster collection from our customers, $0.9 million increase in accounts payable from slower payments to vendors, $0.1 million in other payables – related parties for our CEO’s salary, and $0.8 million in taxes payable due to increased income before tax and the application of the new VAT regulation to our brick revenue, offset by cash outflows of $0.2 million in other receivables – related parties for advancing certain business related expenses to a relative of our founder, $0.5 million in other payables and accrued liabilities for expenses in connection with our IPO and interest on our capital leases, and $0.7 million increase in deposits and other receivables for escrow deposits in connection with our indemnification obligations to the underwriter representative for our IPO.

Net Cash Used in Investing Activities

For the three months ended September 30, 2016, we made payments to construction in progress approximately $1.5 million.

For the three months ended September 30, 2015, we made prepayments of approximately $0.1 million, and payments of approximately $0.1 million, for construction-in-progress relating to Yulong Renewable’s new facilities.

Net Cash (Used in) Provided by Financing Activities

For the three months ended September 30, 2016, net cash used in financing activities resulted from $0.3 million in repayment to related parties.

For the three months ended September 30, 2015, net cash provided by financing activities resulted from $5.0 million in bank loans, $5.2 million in bank loan repayments as they became due, $0.3 million in principal repayments on capital lease obligations, $11.5 million in net proceeds from our IPO, less $0.2 million in repayments to our founder for advancing certain payments on our behalf.

Off-balance Sheet Arrangements

As of September 30, 2016, we guaranteed two bank loans of unrelated third parties in the aggregate amount of $3.0 million, which guarantees are set to expire on December 29, 2016 and January 5, 2018. For the bank loan that we offered guarantee for Pingdingshan Yushi Automobile Accessory Sales Co., Ltd, we did not, however, accrue any liability in connection with such guarantee because the borrower has been current in their repayment obligations and we have not experienced any losses from providing such guarantees in the past. We have evaluated the guarantee and have concluded that the likelihood of our having to make payments under the guarantee is remote and that the fair value of the stand-ready obligation under these commitment is not material. We agreed to provide the guarantee due to our long-term relationship with and the credit worthiness of the borrower.

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

Revenue recognition

We recognize revenue in accordance with ASC 605, Revenue Recognition , regarding revenue recognition which specifies that revenue is realized or realizable and earned. Sales revenue is recognized at the date of delivery to customers when a formal arrangement exists, price is fixed or determinable, delivery is completed, we have no other significant obligations, and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are met, are recorded as customer deposits.

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

Accounts and other receivables and allowance for doubtful accounts

We extend unsecured credit to our customers as a normal course of business. Management reviews our accounts and other receivables each reporting period to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts after all collection effort has ceased. Our reserves are consistent with historical experience and considered adequate by management. We estimate that most accounts receivable are collected within six months. Accounts receivable are considered past-due after 90 days. For accounts receivable that are past-due for more than one year, we reserve 100% allowance. As of September 30, 2016 and June 30, 2016, we recorded $4.8 million and $3.9 million provision for doubtful accounts for our accounts receivable.

Impairment for long-lived assets

Long-lived assets, including buildings and improvements, equipment and intangible assets with finite live, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of an asset based on the undiscounted future cash flow such asset is expected to generate, and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, is less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market value. During the second quarter for the fiscal year 2017, due to Air Pollution Control Act passed by the central government of the People’s Republic of China and the Blue Sky Project Plan enforced by the province of Henan, Yulong Renewable placed construction projects of factory and solid waste facilities on hold on August 2016 and gradually reduced its production. Since January 2017, Yulong Renewable suspended its operation to further upgrade its technique and facility to comply with the stricter environmental regulations. It provided an impairment reserve in an amount of approximately $50.1 million as of September 30, 2016.

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

Going Concern Uncertainties : In August 2014, FASB issued ASU No. 2014-15, Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern . Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Accounting Standards Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have material impact on our consolidated financial position and results of operations.

Inventory : In July 2015, the FASB issued ASU No. 2015-11, an amendment to Topic 330 for simplifying the measurement of inventory. The update requires that inventory be measured at the lower of cost and net realizable value where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendment is intended to provide clarification on the measurement and disclosure of inventory in Topic 330 and not intended for those clarifications to result in any changes in practice. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted for all entities and should be applied prospectively. We do not expect the adoption of ASU 2015-11 to have a material impact on our consolidated financial position and results of operations.

Financial Instruments: In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall (Subtopic825-10): Recognition and Measurement of Financial Assets and Financial Liabilities . The main objective in developing this ASU is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Earlier application is permitted as of the beginning of the fiscal year of adoption for public entities if the entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The Company does not expect the adoption of ASU 2016-01 to have material impact on its financial position, results of operations or cash flows.

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

During the three months ended September 30, 2016, there were no material changes to the quantitative and qualitative information about market risk that we previously disclosed in Item 7A of our Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2016. Our disclosure controls and procedures are designed: (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that we continue to have the following material weaknesses in its internal control over financial reporting as of September 30, 2016:

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

Based on such evaluation, and considering the material weaknesses identified and discussed above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures at September 30, 2016 were not effective.

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

As of September 30, 2016, three of the four Yulong operating companies were subject to 20 civil lawsuits with judgment amounts of approximately $3,144,215 (RMB 20,967,197) in the aggregate, of which unpaid amounts of approximately $108,154 (RMB 721,225) has already been included in capital lease obligations regarding lease agreement for purchasing 10 vehicles from Xuchang Tongli, approximately $346,551 (RMB 2,310,979) already included in bank loans, and approximately $418,732 (RMB 2,792,317) already included in other payables as of September 30, 2016. The remaining balances included $1,815,153 (RMB 12,104,346) related to the guarantee with details disclosed in notes 'Guarantees', and $326,254 (RMB 2,175,622) was pertinent to legal actions filed by various individuals.

Subsequent to September 30, 2016, three of the four Yulong operating companies were prone to 16 civil lawsuits with judgment amounts of approximately $785,278 (RMB 5,236,625) in the aggregate, of which unpaid amounts of approximately $25,310 (RMB 168,780) related to the illegal occupation of land, and $759,968 (RMB 5,067,845) was pertinent to legal actions filed by various individuals.

Illegal occupation of land

On October 18, 2016, Pingdingshan Land Resources Bureau filed a legal action with the district court to enforce the execution of Ping Guo Tu Zi Fa Zi (2016) no.65 Administrative Penalty Decision that the Company shall:

(1) return 7,137.26 square meters of land which the Company occupied illegally;

(2) dismantle the new buildings and other facilities on the 7,137.26 square meters of land which the Company occupied illegally, and restore the original appearance of the land;

(3) pay a fine on the basis that illegal occupation of 5,951.4 square meters of general cultivated land at a fine of RMB 16.00 per square meter, i.e. $14,279 (RMB 95,222.40), and 1,185.86 square meters of other land fines per square meter RMB 3.00, i.e. $533 (RMB 3,557.58), resulting in a total of $14,813 (RMB 98,779.98).

On November 29, 2016, Pingdingshan Environmental Protection Bureau applied to the court to enfore the execution of Ping Huan Fa Zi (2015) no.26 Administrative Penalty Decision that the Company shall:

(3)	cease its trial production;
(4)	pay a fine of $10,497 (RMB 70,000).

Total unpaid amounts related to illegal occupation of land were therefore $25,310 (RMB 168,780).

Purchase commitment

On November 10, 2012, the Company entered into a sales and purchase contract with an unrelated third party, Xian Oriental Fuxing Machinery Co., Ltd ("Xian Oriental Fuxing") with a contract amount of $418,385 (RMB 2,790,000). As of September 30, 2016, the Company already paid $292,420 (RMB 1,950,000) to Xian Oriental Fuxing. According to the result of the verdict disclosed on September 24, 2016, the court ruled that the Company was required to pay the remaining amount of $125,965 (RMB 840,000) and litigation cost of $3,405 (RMB 22,708).

Guarantees

As of September 30, 2016, the Company guaranteed approximately $3.0 million for a bank loan of an unrelated third-party as follows:

Name	Guaranteed amount	Guarantee expiration date
Pingdingshan Yushi Automobile Accessory Sales Co., Ltd(1)	$1,204,034	December 29, 2016
Pingdingshan Orr Business Co., Ltd(2)	1,815,153	January 5, 2018
Total	$3,019,187

(3)	The Company did not, however, accrue any liability in connection with such guarantee because the borrower has been current in its repayment obligations and the Company has not experienced any loss from providing such guarantees in the past. The Company has evaluated the guarantee and has concluded that the likelihood of it having to make payments under the guarantee is remote and that the fair value of the stand-ready obligation under such commitment is not material.

(4)

According to the verdict issued on March 16, 2017, the court ruled that the borrower was required to repay the borrowings of $1,799,505 (RMB 12.0 million) and was liable for the related litigation cost in an amount of $15,648 (RMB 104,346). As the loan term covered the period from January 5, 2015 through January 6, 2016, and the guarantee expires on January 5, 2018, the Company has accrued a liability in connection with such guarantee during the fiscal year ended June 30, 2016.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the Company’s risk factors which are included and described in our Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 15, 2016, we issued an aggregate of 58,140 shares of our ordinary shares, at the price of $2.58 per share, to one of our financial consultants for the provision of services related to financial reporting and supports pursuant to a written agreement. All these shares are issued pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

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

YULONG ECO-MATERIALS LIMITED

Dated: August 31, 2017	By:	/s/ Yulong Zhu
Yulong Zhu
Chief Executive Officer
(Principal Executive Officer)

Dated: August 31, 2017	By:	/s/ Shuai Wang
Shuai Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

