Form 10-Q
period 2016-12-31
Yulong Eco-Materials Ltd
filed 2017-08-31
CIK 1607741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

or

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to_______________

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2016	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,477,713	$2,734,540
Restricted cash	500,000	500,000
Accounts receivable, net	4,534,312	5,728,334
Deposits and other receivables	1,108,500	1,002,713
Inventories	304,472	364,891
Advances to suppliers	247,093	222,239
Prepaid expenses and other	108,027	108,716
Total current assets	9,280,117	10,661,433

PROPERTY, PLANT AND EQUIPMENT, net	6,855,376	7,425,445

OTHER ASSETS
Other receivables, non-current	15,051,131	15,727,696
Prepayments, net	3,575	15,050
Prepaid expenses, non-current	50,000	50,000
Intangible assets, net	2,046,314	2,163,791
Deferred tax asset, net	638,113	388,970
Long-term deposit	10,255	10,716
Total other assets	17,799,388	18,356,223
Total assets	$33,934,881	$36,443,101
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan - bank	$5,429,929	$5,674,011
Accounts payable, trade	1,372,238	1,710,881
Other payables and accrued liabilities	8,975,467	7,601,354
Other payables - related parties	1,814,727	1,965,237
Customer deposits	4,947,579	2,571,846
Taxes payable	1,438,392	1,498,083
Capital lease obligations	3,915,152	4,062,291
Dividends payable	-	-
Warrant liabilities	15,364	65,605
Total current liabilities	27,908,848	25,149,308

NON-CURRENT LIABILITIES
Capital lease obligations - non-current	-	28,852
Total liabilities	27,908,848	25,178,160

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.00125 par value, 100,000,000 shares authorized, 12,055,324 and 11,997,184 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	15,070	14,997
Subscription receivable	(10,000)	(10,000)
Additional paid-in capital	40,635,090	40,497,594
Stock to be issued	-	37,500
Statutory reserves	3,922,228	3,922,228
Retained earnings	(37,055,501)	(31,978,194)
Accumulated other comprehensive loss	(1,480,854)	(1,219,184)
Total equity	6,026,033	11,264,941
Total liabilities and equity	$33,934,881	$36,443,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
REVENUES
Bricks	$666,261	$3,431,281	$1,251,731	$7,466,382
Concrete	1,104,960	7,241,359	2,833,931	14,579,688
Recycling	12,169	1,919,020	501,758	3,896,458
TOTAL REVENUES	1,783,390	12,591,660	4,587,420	25,942,528

COST OF REVENUES
Bricks	535,768	1,533,857	947,459	3,319,481
Concrete	938,847	5,429,785	2,266,849	10,825,943
Recycling	15,845	838,435	168,953	1,561,760
TOTAL COST OF REVENUES	1,490,460	7,802,077	3,383,261	15,707,184

GROSS PROFIT	292,930	4,789,583	1,204,159	10,235,344

OPERATING EXPENSES:
Selling	62,643	106,262	142,464	250,910
Impairment loss on fixed assets and intangible assets	426,525	-	1,927,157	-
General and administrative	2,152,677	1,363,588	4,059,397	2,142,213
Total operating expenses	2,641,845	1,469,850	6,129,018	2,393,123

(LOSS) INCOME FROM OPERATIONS	(2,348,915)	3,319,733	(4,924,859)	7,842,221

OTHER INCOME (EXPENSE), net
Bank charges	(533)	-	(985)	-
Interest income	-	26,134	2,941	46,037
Interest expense	(159,800)	(217,505)	(355,910)	(485,670)
Change in fair value of warrant liabilities	76,306	(205,425)	50,241	142,774
Foreign exchange transaction gain(loss)	-	3,699	-	(2,235)
Other finance expense	-	(341)	-	(16,851)
Penalty	(116)	-	(326)	-
Other income, net	753	155,842	75,608	205,176
Total other income (expense), net	(83,390)	(237,596)	(228,431)	(110,769)

(LOSS) INCOME BEFORE INCOME TAXES	(2,432,305)	3,082,137	(5,153,290)	7,731,452

PROVISION FOR INCOME TAXES	(193,774)	985,888	(75,983)	2,054,520

NET (LOSS) INCOME	(2,238,531)	2,096,249	(5,077,307)	5,676,932

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(357,100)	(1,384,464)	(1,054,713)	(4,035,966)

COMPREHENSIVE (LOSS) INCOME	$(2,595,631)	$711,785	$(6,132,020)	$1,640,966

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	12,055,324	11,869,938	12,041,105	11,869,938

(LOSSES) EARNINGS PER SHARE
Basic and diluted	$(0.19)	$0.18	$(0.42)	$0.48

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,077,307)	$5,676,932
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	275,913	1,152,720
Amortization	25,109	62,971
Deferred tax benefit	(273,652)	(110,945)
Change in fair value of warrant liabilities	(50,241)	(142,774)
Stock based compensation expense	100,069	145,000
Impairment loss on fixed assets & CIP	1,927,157	-
Provision for doubtful	1,800,677
Loss from disposal of equipment	-	1,909
Change in operating assets and liabilities
Accounts receivable	(825,357)	(1,315,806)
Deposits and other receivables	(153,278)	(1,067,778)
Inventories	46,030	(220,972)
Advances to suppliers	(35,421)	(9,076)
Prepaid expense and other	-	309,588
Accounts payable, trade	(272,798)	(899,889)
Other payables and accrued liabilities	1,581,080	71,201
Payroll payable	121,931	-
Customer deposits	2,559,094	80,110
Taxes payable	4,892	915,968
Net cash provided by operating activities	1,753,898	4,649,159

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for equipment, construction in progress and land use rights	(1,919,080)	(367,467)
Prepayment for land use rights	-	(5,398)
Proceeds from disposal of equipment	-	6,320
Prepayments for construction-in-progress	-	(55,377)
Repayments from related parties	-	-
Net cash used in investing activities	(1,919,080)	(421,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans - bank	-	4,977,000
Payments of short-term loans - bank		(5,135,000)
Repayments to related parties	(104,656)	(208,215)
Principal payments on capital lease obligations		(526,964)
Proceeds from issuance of IPO shares, net	-	11,510,157
Net cash provided by (used in) financing activities	(104,656)	10,616,978

EFFECT OF EXCHANGE RATE ON CASH	(486,989)	(1,584,743)

CHANGES IN CASH AND CASH EQUIVALENTS	(756,827)	13,259,472

CASH AND CASH EQUIVALENTS, beginning of period	3,234,540	16,470,299

CASH AND CASH EQUIVALENTS, end of period	$2,477,713	$29,729,771

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$187,900	$1,622,865
Cash paid for interest	$19,209	$137,426

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of construction-in-progress from prepayments-construction	$-	$187,251
Additions to property, plant and equipment, and construction-in-progress through other payables	$-	$763,949
Acquisition of machinery and equipment by capital leases	$-	$309,174
Repayments from related parties offset with other payables-related parties	$1,505,109	$-
Conversion of shareholders’ debt to 1,593,538 ordinary shares	$-	$9,959,613
Issuance of ordinary shares for deferred compensation	$37,500	$20,000
Valuation of 112,500 warrants allocated to warrant liabilities from additional paid-in capital	$-	$475,380
Reclassification of payables for litigations from other payables-related parties	$-	$205,564
Other receivables-related parties offset with other payables-related parties	$1,767,144	$-

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

As a result of the foregoing contractual arrangements, which give Yulong WFOE effective control of the Yulong operating companies, obligate Yulong WFOE to absorb all of the risk of loss from their activities, and enable Yulong WFOE to receive all of their expected residual returns, the Company accounts for each Yulong operating company as a variable interest entity (“VIE”). Additionally, as the parent company of Yulong WFOE, the Company is considered the primary beneficiary of the Yulong operating companies. Accordingly, the Company consolidates the accounts of the Yulong operating companies for the three and six months ended December 31, 2016 and 2015, in accordance with Regulation S-X-3A-02 promulgated by the Securities Exchange Commission (“SEC”), and Accounting Standards Codification (“ASC”) 810-10, Consolidation.

The accompanying condensed consolidated financial statements reflect the activities of Yulong Eco-Materials and each of the following entities:

Name	Background		Ownership
Yulong BVI	●	A British Virgin Islands company	100%
	●	Incorporated on June 15, 2011
Yulong HK	●	A Hong Kong company	100%
	●	Incorporated on July 21, 2011
Yulong WFOE	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100%
	●	Incorporated on September 2, 2011
	●	Registered capital of $9,935,303 fully funded
Yulong Bricks	●	A PRC limited liability company	VIE by contractual
	●	Incorporated on September 20, 2006	arrangements
	●	Registered capital of $4,320,899 (RMB 30,000,000) fully funded
Yulong Concrete	●	A PRC limited liability company	VIE by contractual
	●	Incorporated on December 7, 2004	arrangements
	●	Registered capital of $2,880,599 (RMB 20,000,000) fully funded
Yulong Transport	●	A PRC limited liability company	VIE by contractual
	●	Incorporated on July 13, 2009	arrangements
	●	Registered capital of $1,441,740 (RMB 10,010,000) fully funded
Yulong Renewable	●	A PRC limited liability company	VIE by contractual
	●	Incorporated on August 16, 2011	arrangements
	●	Registered capital of $8,641,797 (RMB 60,000,000) fully funded
	●	commenced operation in April 2015

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

Translation adjustments included in accumulated other comprehensive income (loss) amounted to a loss of $(1,480,854) and $(1,219,184) as of December 31, 2016 and June 30, 2016, respectively. The balance sheet amounts, with the exception of equity, at December 31, 2016 and June 30, 2016 were translated at 6.94 RMB and 6.64 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rate applied to statements of operations and comprehensive (loss) income accounts for the three months ended December 31, 2016 and 2015 was 6.83 RMB and 6.39 RMB, respectively. The average translation rate applied to statements of operations and comprehensive (loss) income accounts for the six months ended December 31, 2016 and 2015 was 6.75 RMB and 6.33 RMB, respectively. Cash flows are also translated at the average translation rate for the periods; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. As of December 31 and June 30, 2016, the Company had approximately $2,477,713 (RMB17,198,363) and $2,734,015 (RMB18,165,703), respectively, of cash deposits which were not covered by insurance. The Company has not experienced any losses in such accounts.

Restricted cash

Restricted cash consists of a third-party escrow account in the United States of America. The usage of the amount in the escrow account needs approval from the underwriter.

Accounts and other receivables, net

During the normal course of business, the Company extends unsecured credit to its customers and others. Management reviews its accounts and other receivables balances each reporting period to determine if an allowance for doubtful accounts is required. Customer accounts are considered past due over 90 days. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Bad debts are written off against the allowance after all collection efforts have ceased. For the years ended December 31, 2016 and June 30, 2016, the Company recorded in the aggregate of approximately $5.5 million and $3.9 of allowances for doubtful accounts against its accounts receivable and other receivables. The current year provision is based on the past due period over 9 months of its customers.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, it is not marked up subsequently based on changes in underlying facts and circumstances. As of December 31, 2016 and June 30, 2016, the Company determined that no reserves for obsolescence were necessary.

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

Prepayments

Prepayments represent advances made to certain suppliers for equipment purchases or advance made to contractors in connection with the Company’s construction-in-progress. Management regularly reviews aging of prepayments and records an allowance when management believes collection of equipment or services to be performed due are at risk. Advances aged over one year and considered uncollectible are written off after exhaustive efforts at collection. As December 31, 2016 and June 30, 2016, we recorded $2,650,508 (RMB 18,402,479) and $2,769,652 (RMB 18,402,479) reserve for prepayments.

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

Impairment for long-lived assets

Long-lived assets, including buildings and improvements, equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. Due to the Air Pollution Control Act and Air Pollution Control Action Plan passed by the central government of PRC and the Blue Sky Action Plan implemented by the Henan Province of PRC in the fourth quarter of fiscal year 2016, Yulong Renewable placed its construction projects on hold since August 2016 and suspend its operation since January 2017. For the six months ended December 31, 2016, the Company recorded approximately $1.9 million (RMB13 million) impairment loss on Yulong Renewable’s construction-in-progress. As of December 31, 2016 and June 30, 2016, the impairment reserve for the long-lived assets (including construction-in-progress) was $48.5 million (RMB336.9 million) and $50.4 million (RMB 400.18 million).

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2016:

	Carrying value at December 31, 2016	Fair value measurement at December 31, 2016
		Level 1	Level 2	Level 3
Warrant liabilities	$15,364	$-	$-	$15,364

Certain inputs used in the valuation of the Company’s warrants are observable and therefore considered level 2. However, as the Company is a newly listed public reporting company and thus lacks historical volatility data, management concluded that level 3 fair valuation measurement is appropriate.

The following is a reconciliation of the beginning and ending balances of warrant liabilities measured at fair value on a recurring basis using observable inputs as of December 31, 2016:

December 31, 2016
Beginning fair value	$65,605
Recognized gain recorded in earnings	50,241
Ending fair value	$15,364

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

CWM revenue also includes revenue from the following activities:

●	Hauling construction waste. The Company operates a fleet of trucks to haul the waste, consisting primarily of bricks and concrete, from construction and demolition sites. Revenue is recognized upon completion of hauling per truckload.

●	Processing construction waste at mobile recycling stations. Revenue is recognized either per cubic meter of waste processed or when processing at a jobsite is completed, depending on the contract terms.

●	Subcontracting waste hauling projects. The Company occasionally subcontracts waste hauling projects, whereby the subcontractors are the primary obligors to complete these projects, and the Company does not have any general credit risk as the services are prepaid by the customers. Sales and subcontracting costs from these subcontract arrangements are recorded at the net amount in accordance with ASC 605-45. The Company started to generate such revenue subsequent to December 31, 2016 and the amount is expected to be immaterial to the Company’s consolidated revenues for the year ending June 30, 2016.

Shipping and handling

Shipping and handling costs pertaining to raw material purchases are included in cost of revenue.

Shipping costs incurred in the delivery of products and depreciation expenses for transportation equipment (under Yulong Transport) are included in selling expense. Shipping costs amounted to $18,739 and $58,403 for the three months ended December 31, 2016 and 2015, respectively, and $62,661 and $140,014 for the six months ended December 31, 2016 and 2015, respectively. Depreciation expense amounted to $2,052 and $3,851 for the three months ended December 31, 2016 and 2015, respectively, and $10,060 and $41,070 for the six months ended December 31, 2016 and 2015, respectively.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. As of December 31, 2016 and June 30, 2016, $2,477,713 and $2,734,540 were deposited with various major financial institutions located in the PRC, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. Historically, deposits in Chinese banks are secure due to state policy to protect depositor interests. However, China promulgated a Bankruptcy Law in August 2006 that came into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures to provide for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the current Bankruptcy Law, a Chinese bank may file bankruptcy if it deems itself to be insolvent. In addition, since China’s concession to the World Trade Organization, foreign banks have been gradually permitted to operate in China and have intensified competition in many aspects, especially since the opening of the RMB business to foreign banks in late 2006. Therefore, the risk of bankruptcy at the institutions that the Company maintains deposits has increased. In the event of bankruptcy, the Company is unlikely to reclaim its deposits in full since it is unlikely to be classified as a secured creditor under PRC laws.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of customer creditworthiness and ongoing monitoring of outstanding balances. The Company maintains reserves for estimated credit losses if necessary, and such losses have generally been within expectations.

Customer and vendor concentration risk

For the three months ended December 31, 2016, one customer accounted for 16% of the Company’s total revenues. For the three months ended December 31, 2015, no customer accounted for more than 10% of the Company’s total revenues. For the six months ended December 31, 2016 and 2015, one customer accounted for 12% of the Company’s total revenues. For the six months ended December 31, 2015, no customer accounted for more than 10% of the Company’s total revenues.

As of December 31, 2016, two customers accounted for 24% and 16% of the Company’s total accounts receivable. As of June 30, 2016, two customers accounted for 26% and 19% of the Company’s total accounts receivable, respectively.

For the three months ended December 31, 2016, four suppliers accounted for 43%, 22%, 13% and 13% of the Company’s total purchases, respectively. For the three months ended December 31, 2015, three suppliers accounted for 23%, 21%, 17% of the Company’s total purchases, respectively. For the six months ended December 31, 2016, four suppliers accounted for 31%, 16%, 15% and 13% of the Company’s total purchases, respectively. For the six months ended December 31, 2015, four suppliers accounted for 27%, 17%, 16% and 10% of the Company’s total purchases, respectively.

As of December 31, 2016, four suppliers accounted for 23%, 22%, 13% and 10% of the Company’s accounts payable balances, respectively. As of June 30, 2016, five suppliers accounted for 21%, 19%, 16%, 16% and 11% of the Company’s accounts payable balances, respectively.

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

As of December 31, 2016, Yulong WFOE and the VIEs had each filed income tax returns in China for the years ended December 31, 2010 to 2015. All such tax returns are subject to examination by the Chinese taxing authorities.

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

Employee benefit

The full-time employees of Yulong WFOE and the VIEs are entitled to staff welfare benefits including medical care, housing fund, pension benefits and unemployment insurance, which are government mandated defined contribution plans. The Company is required to accrue for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant PRC regulations, and make cash contributions to the state-sponsored plans out of the amounts accrued. Total expense for the plans was $27,762 and $41,111 for the three months ended December 31, 2016 and 2015, respectively, and $70,075 and $75,911 for the six months ended December 31, 2016 and 2015, respectively.

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

The carrying amount of the VIEs’ consolidated assets and liabilities are as follows:

	December 31, 2016	June 30, 2016
Current assets	$8,686,721	$10,068,142
Property, plant and equipment, net	6,855,376	7,425,445
Other non-current assets	17,749,388	18,306,223
Total assets	33,291,485	35,799,810
Total liabilities	35,156,028	33,130,293
Net assets	$(1,864,543)	$2,669,517

The VIEs’ liabilities consist of the following:

	December 31, 2016	June 30, 2016
Current liabilities:
Short-term loan - banks	$5,429,929	$5,674,011
Accounts payable	1,372,238	1,710,881
Other payables and accrued liabilities	7,252,781	5,973,602
Other payables - related parties	1,395,630	1,907,458
Payroll payable	641,926	546,990
Customer deposits	4,947,580	2,571,846
Taxes payable	1,437,914	1,497,583
Capital lease obligations-current	3,915,152	4,062,291
Dividends payable	8,762.878	9,156,779
Total current liabilities	35,156,028	33,101,441
Non-current liabilities:
Capital lease obligations-non-current	-	28,852
Total non-current liabilities	-	28,852
Total liabilities	$35,156,028	$33,130,293

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The operating results of the VIEs are as follows:

	Three Months Ended December 31,
	2016	2015
Revenue	$1,783,390	$12,591,660
Gross profit	$292,930	$4,789,583
(Loss) income from operations	$(2,159,720)	$3,757,562
Net (loss) income	$(2,125,484)	$2,731,710

	Six Months Ended December 31,
	2016	2015
Revenue	$4,587,420	$25,942,528
Gross profit	$1,204,159	$10,235,344
(Loss) income from operations	$(4,487,642)	$8,717,743
Net (loss) income	$(4,689,900)	$6,410,043

Note 4 – Accounts receivable, net

Accounts receivable, net consists of the following for the years indicated:

	December 31, 2016	June 30, 2016
Accounts receivable	$10,052,202	$9,666,112
Less: allowance for doubtful accounts	(5,517,890)	(3,937,778)
Total accounts receivable, net	$4,534,312	$5,728,334

Movement of allowance for doubtful accounts is as follows for the years indicated:

	December 31, 2016	June 30, 2016
Beginning balance	$3,937,778	$-
Charge to expense (benefit)	1,800,677	4,067,144
Exchange rate effect	(220,565)	(129,366)
Ending balance	$5,517,890	$3,937,778

Note 5 – Deposits and other receivables

Deposits and other receivables consisted of the following:

	December 31, 2016	June 30, 2016
Refundable deposits for equipment purchase	$516,522	$444,439
Deposit for outsourcing agreement (1)	129,627	235,176
Deposit for new project	205,027	63,739
Advances to employees (2)	231,176	240,474
Insurance compensation	15,336	15,874
Deposit with government agency	2,880	3,011
Deposits for construction in progress	7,932	-
Total	$1,108,500	$1,002,713

(1)	In December 2011, Yulong Bricks agreed to outsource some brick production to Pingdingshan Hongrui New Construction Materials Co., Ltd., an unrelated third party, and paid approximately $129,627 (RMB 900,000) as security deposit, which is due on demand.

(2)	The Company entrusts funds to its employees to pay certain of its expenses in the normal course of business, particularly for projects or jobsites beyond Pingdingshan.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6 – Inventories

Inventories consisted of the following:

	December 31, 2016	June 30, 2016
Raw materials	$235,600	$285,459
Semi-finished byproduct	32,370	34,236
Finished goods	36,502	45,196
Total inventories	$304,472	$364,891

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

Note 7 – Property, plant and equipment, net

Property, plant and equipment consisted of the following:

	December 31, 2016	June 30, 2016
Building and improvements	$23,671,159	$24,735,204
Machinery and equipment	7,020,145	7,335,708
Machinery and equipment under capital lease	2,009,509	2,099,839
Transportation equipment	818,793	855,598
Transportation equipment under capital lease	2,572,005	2,687,620
Office equipment	105,261	109,993
Construction-in-progress	27,820,299	27,111,181
Subtotal	64,017,171	64,935,143
Less: impairment loss on fixed assets & CIP	(48,530,609)	(48,755,558)
Less: accumulated depreciation	(8,631,186)	(8,754,140)
Total	$6,855,376	$7,425,445

As of December 31, 2016 and June 30, 2016, Yulong Renewable has impairment reserves for its building and improvements, machinery and equipment, transportation equipment and construction-in-progress of $48,530,609 and $48,755,558, respectively.

Construction-in-progress represents labor costs and materials incurred in connection with the construction of office building, employee facilities, equipment and machinery for Yulong Renewable, office building for Yulong Concrete, and an autoclave for Yulong Bricks. No depreciation is provided for construction-in-progress until it is completed and placed into service. Approximately in the fourth quarter of 2016, the central government of the People’s of Republic of China passed Air Pollution Control Act and enforced Air Pollution Control Action Plan. The province of Henan of People’s Republic of China implemented “Province of Henan Blue Sky Action Plan” on various industries such as construction materials, coal mining. Due to the Air Pollution Control Act and Blue Sky Action Plan, Yulong Renewable is required to comply with the new environmental regulations and its construction projects were placed on hold since August 2016. Yulong Renewable CIP primarily included the following projects:

Yulong Renewable commenced a construction of the waste recycling plant and brick production plant in 2015. Total budget for these constructions is approximately $44.4million, of which approximately $7.8 million (RMB 54.4 million) was transferred to fixed assets in the fiscal year ended June 30, 2016. The entity placed the plant construction on hold in August 2016 and accordingly, provided an impairment reserve for the related construction-in-progress amount, $7.4 million (RMB 51.6 million) during the fiscal year ended June 30, 2016.

In March 2016, the Company commenced a construction of environmental product testing and solid waste resource utilization center in Zhengzhou, PRC. Total budget for the construction of this center is approximately $43.2 million (RMB 300 million). During the fiscal year ended June 30, 2016, the Company has incurred approximately $33.4 million (RMB 231.7 million) in construction-in-progress pertinent to this construction. For the six months ended December 31, 2016, the Company paid an additional $1.8 million (RMB 13 million) related to this construction project and included such amount in the construction-in-progress. In August 2016, the Company placed this construction project on hold. In July 2017, the Company signed a cancellation agreement with the contractor by which the project prepayment, $15.0 million (RMB 104 million) will be refundable by the contractor in five (5) equal installments commencing in July 2017. The remaining construction-in-progress balance related to this construction, approximately $20.1 million (RMB139.8 million), is considered suspended and the Company provided an impairment reserve the entire amount, $20.1 million (RMB 139.8 million).

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Construction-in-progress consisted of the following as of December 31, 2016:

Construction-in-progress description	Value	Estimated completion date	Estimated additional cost to complete
Office buildings, staff facilities, equipment and machinery	$7,049	Early 2018	$-
Actoclave installation	$6,801	Early 2018	$-
Total	$13,850		$-

Depreciation expense is $0 and $584,706 for the three months ended December 31, 2016 and 2015, respectively, and $0 and $1,152,720 for the six months ended December 31, 2016 and 2015, respectively.

Machinery and equipment under capital lease

In March 2014, the Company entered into a lease agreement with a third party to lease an excavator for two years for approximately $130,814 (RMB 908,240). The lease requires a one-time payment of $37,952 and an additional $5,828 as a security deposit paid in March 2014, monthly lease payments of approximately $5,000 from June 2014 to May 2016, with interest rate per annum of 8.8%. The ownership of the trucks will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12). As of December 31, 2016, the outstanding balance of the capital lease obligation is $27,307 (RMB 189,591).

In March 2014, the Company entered into a lease agreement with a third party to lease a loader for eighteen months for approximately $49,803 (RMB 345,780). The lease requires a one-time payment of $17,758 and an additional $5,549 as a security deposit paid in March 2014, monthly lease payments of approximately $3,000 from June 2014 to November 2015, with interest rate per annum of 8.5%. The ownership of the trucks will transfer to the Company if there is no default of the lease payments at the end of the lease term (see Note 12). The Company paid off the lease in the fiscal year ended June 30, 2016 and the ownership of the machines was transferred to the Company.

In September 2014, the Company entered into a lease agreement with a third party to lease an excavator for two years for approximately $185,078 (RMB 1,285,000). The lease requires a one-time payment of $54,506 and an additional $8,414 as a security deposit paid in October 2014, monthly lease payments of approximately $8,000 from November 2014 to October 2016, with interest rate per annum of 8.7%. The ownership of the excavator will transfer to the Company if there is no default of the lease payments at the end of the lease term. As of December 31, 2016, the outstanding balance of the capital lease obligation is $131,108 (RMB 910,283).

In September 2014, the Company entered into a lease agreement with a third party to lease an excavator for two years for approximately $128,187 (RMB 890,000). The lease requires a one-time payment of $37,952 and an additional $5,828 as a security deposit paid in October 2014, monthly lease payments of approximately $5,000 from November 2014 to October 2016, with interest rate per annum of 8.7%. The ownership of the excavator will transfer to the Company if there is no default of the lease payments at the end of the lease term. As of December 31, 2016, the outstanding balance of the capital lease obligation is $90,806 (RMB 630,467).

In September 2014, the Company entered into a lease agreement with a third party to lease a loader for eighteen months for approximately $48,826 (RMB 339,000). The lease requires a one-time payment of $17,758 and an additional $5,549 as a security deposit paid in October 2014, monthly lease payments of approximately $3,000 from November 2014 to April 2016, with interest rate per annum of 8.3%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term. In May 2016, the lessor verbally agreed to extend the due date to October 2016. As of December 31, 2016, the outstanding balance of the capital lease obligation is $37,067 (RMB 257,354).

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In September 2014, the Company entered into a lease agreement with a third party to lease a loader for eighteen months for approximately $48,682 (RMB 338,000). The lease requires a one-time payment of $17,706 and an additional $5,533 as a security deposit paid in October 2014, monthly lease payments of approximately $3,000 from November 2014 to April 2016, with interest rate per annum of 8.3%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term. As of December 31, 2016, the outstanding balance of the capital lease obligation is $36,957 (RMB 256,594).

In June 2015, the Company entered into a lease agreement with a third party to lease a loader for eighteen months for approximately $47,530 (RMB 330,000). The lease requires a one-time payment of $15,210 (RMB105,600) which includes $4,753 (RMB 33,000) as a security deposit paid in June 2015, monthly lease payments of approximately $2,257 (RMB 15,673) from August 2015 to Jan 2017, with interest rate per annum of 9.525%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term.

In June 2015, the Company entered into a lease agreement with a third party to lease a loader for eighteen months for approximately $48,394 (RMB 336,600). The lease requires a down payment of $15,486 (RMB107,520) which includes $4,839 (RMB 33,600) as a security deposit paid in June 2015, monthly lease payments of approximately $2,298 (RMB 15,958) from August 2015 to Jan 2017, with interest rate per annum of 9.525%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term.

In June 2015, the Company entered into a lease agreement with a third party to lease a digging machine for eighteen months for approximately $130,814 (RMB 908,240). The lease requires a down payment of $33,392 (RMB 231,840) which includes $5,127 (RMB 35,600) security deposit paid in June 2015, monthly lease payments of approximately $4,676 (RMB 32,462) from August 2015 to July 2017, with interest rate per annum of 9.6%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term.

In June 2015, the Company entered into a lease agreement with a third party to lease a digging machine for eighteen months for approximately $130,814 (RMB 908,240). The lease requires a one-time down payment of $33,392 (RMB 231,840) which includes $5,127 (RMB 35,600) security deposit paid in June 2015, monthly lease payments of approximately $4,676 ($32,462) from August 2015 to July 2017, with interest rate per annum of 9.6%. The ownership of the loader will transfer to the Company if there is no default of the lease payments at the end of the lease term.

Transportation equipment under capital leases

In October 2012, the Company entered into a lease agreement with a third party to lease ten waste hauling trucks for two years for approximately of $592,569 (RMB 4,114,208), including $45,802 (RMB 318,000) as security deposits and $59,772 (RMB 415,000) for insurance. The lease also requires a one-time payment of $163,701 in April 2013 and monthly lease payments of approximately $26,000 originally from June 2013 to May 2015, with interest rate at 18.2% per annum. The ownership of the trucks has been transferred to the Company with an attached lien that will be removed if there is no default of the lease payments at the end of the extended lease term. The Company placed these machines into service in June 2013, and they have accordingly been capitalized.

In November 2012, the Company entered into another lease agreement with a third party to lease ten waste hauling trucks for two years for approximately of $580,041 (RMB 4,027,225), including $45,802 (RMB 318,000) as security deposits and $50,122 (RMB 348,000) for insurance. The lease also requires a one-time payment of $163,704 on April 30, 2013, monthly lease payments of approximately $32,000 from July 2013 to June 2014, and monthly lease payments of approximately $16,000 originally from July 2014 to June 2015, with interest rate at 16.8 % per annum. The ownership of the trucks has been transfer to the Company with an attached lien that will be removed if there is no default of the lease payments at the end of the extended lease term. As of December 31, 2016, the amount outstanding was $117,102 (RMB 813,036).

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In January 2014, the Company entered into a memorandum of understanding to lease 100 waste hauling trucks with a third party for approximately $60,205 (RMB 418,000) per truck. In July 2014, the Company entered into a binding agreement with the same party to lease the first 30 trucks for two years for approximately $1,600,893 (RMB 11,115,000), or approximately $53,363 (RMB 370,500) per truck. The lease also requires a one-time payment of $337,030 (RMB 2,340,000) as security deposit paid in July 2014 and monthly lease payments of approximately $89,000 from August 2014 to July 2016, with interest rate at 15.6% per annum. The Company has an option to purchase the vehicles for $491 if there is no default of the lease payments at the end of the lease term.

The Company recognized approximately $0 and $195,000 of depreciation expense related to the above capital lease equipment for the years ended December 31, 2016 and 2015, respectively, and $0 and $383,000 for the six months ended December 31, 2016 and 2015, respectively.

The carrying value of assets under capital leases consisted of the following:

	December 31, 2016	June 30, 2016
Machinery and equipment	$2,009,509	$2,099,839
Transportation equipment	2,572,005	2,687,620
Subtotal	4,581,514	4,787,459
Less: accumulated depreciation	(1,618,837)	(1,691,606)
Less: impairment reserve	(2,962,677)	(3,095,853)
Total	$-	$-

Note 8 – Prepayments

Prepayments consisted of the following:

	December 31, 2016	June 30, 2016
Prepayment for equipment purchase	$14,403	$15,050
Prepayment for construction (1)	2,639,680	2,769,652
Subtotal	2,654,083	2,784,702
Reserve for prepayment	(2,650,508)	(2,769,652)
Prepayment, net	$3,575	$15,050

(1)	(a) Prepayment for construction in advance was made in connection with the construction factory of Yulong Renewable. We had prepaid the construction fees in advance approximately $2,650,508 (RMB18,402,479) and $2,769,652 (RMB18,402,479) as of December 31 and June 30, 2016, respectively, to our construction vendors, Henan Sanjian and Henan Guangshen. Due to the new environmental regulations and policies implemented by the central government of PRC and the Environmental Protection Bureau of Henan Province (see Note 7), the factory construction project was placed on hold since August 2016. We placed a reserve for the entire amount of the prepaid construction fee, $2,650,508 (RMB18,402,479) and $2,769,652 (RMB 18,402,479) as of December 31 and June 30, 2016, respectively, as there is an uncertainty in the refundable status of the construction vendors.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 – Intangibles, net

Intangible assets consisted of the following:

	December 31, 2016	June 30, 2016
Land use rights	$4,635,105	$4,843,458
Less: accumulated amortization	(431,785)	(425,701)
Less: impairment reserve	(2,157,006)	(2,253,966)
Total	$2,046,314	$2,163,791

Land use rights

All land in the PRC is state-owned, but the government can grant “land use rights”. The Company acquired three land use rights in 2007, 2009 and 2015 for a total of $4,376,869 (RMB 30,388,600) and incurred $257,977 (RMB 1,791,136) of associated costs. The Company has not completed the ownership transfer registration for such rights. Pursuant to supplement land usage reimbursement agreements between Yulong Bricks and the Villagers’ Committee of Xiwuzhuang Village dated February 12, 2014, between Yulong Concrete and the Villagers’ Committee of Gaozhuang Village dated February 12, 2014, and between Yulong Renewable and the Villagers’ Committee of Lvzhuang Village dated September 6, 2015, the purchase price of each land use right will be accounted for as lease expense over 50 years, which will expire in December 2058 with respect to Yulong Bricks’ and Yulong Concrete’s rights, and in March 2065 with respect to Yulong Renewable’s right, until the Company can complete their transfer registrations.

Amortization expense for the three months ended December 31, 2016 and 2015 amounted to $12,400 and $25,070 respectively, and $25,109 and $62,971 for the six months ended December 31, 2016 and 2015, respectively.

The estimated amortization expenses for each of the five succeeding years is as follows:

Year ending December 31,	Estimated amortization expense

2017	$50,220
2018	50,220
2019	50,220
2020	50,220
2021	50,220
Thereafter	1,795,214
Total	$2,046,314

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10 – Short-term loans

Short-term loans represented amounts due to various banks, normally due within one year. The principal of the loans are due at maturity but can be renewed at the bank’s option. Interest is due monthly.

Short-term loans due to banks consisted of the following:

	December 31, 2016	June 30, 2016

Loan from Pingdingshan Bank, which was originally due in April 2015, with loan amount $576,120 (RMB 4,000,000) and annual interest of 12%. The Company repaid $259,254 (RMB 1,800,000) in April 2015 and obtained the Bank’s approval to extend the remaining $316,866 (RMB 2,200,000) until April 2016. Interest rate is 11.5% per annum. The loan is guaranteed by Yulong Bricks, the executive director of Yulong Bricks, a third party, the Company founder and his relatives. The company is settling with the bank on loan extension subsequently.	$316,866	$331,109

Loan from Pingdingshan Rural Credit Cooperative Union, matures in July 2016. Interest rate is 12.1% per annum. The loan is guaranteed by Yulong Bricks, Yulong Renewable, the founder and a company that he owns. The company repaid the loan by the new loan in January, 2017 and the interest rate is 10.8% per annum.	2,088,433	2,182,313

Loan from Pingdingshan Bank, orginal loan amount $648,135 (RMB 4,500,000), at an interest rate 8.73% per annum, matures in August 2016. The loan is guaranteed by Yulong Bricks, the executive director of Yulong bricks, his relative and a third party. The Company is settling with the bank on loan extension subsequently.	648,135	677,269

Loan from Pingdingshan rural credit cooperative union, original loan amount $648,135 (RMB 4,500,000) at an interest rate 9%, matures in August 2017. The loan is guaranteed by Yulong Concrete, Yulong Bricks and the company’s founder. The Company is settling with the bank on loan extension subsequently.	648,135	677,269

Loan from China Construction Bank, original loan amount $576,120 (RMB4,000,000), matures in June 2016. Interest rate is 6.4% and 9.6% per annum as of June 30, 2016 and December 31, 2016, respectively. Guaranteed by Yulong Concrete and a third party. The company is settling with the bank on loan extension subsequently.	576,120	602,017

Loan from Pingdingshan Bank, original loan amount $576,120 (RMB4,000,000), matures in September 2016. Interest rate is 8.3% per annum. Guaranteed by Yulong Concrete, Yulong Industry and Yulong Renewable. The Company is settling with the bank on loan extension subsequently.	576,120	602,017

Loan from Pingdingshan Bank, original loan amount $576,120 (RMB4,000,000), matures in March 2017. Interest rate is 8.7% per annum. Guaranteed by Yulong Renewable, Yulong Industry and Yulong Concrete. The company is settling with the bank on loan extension subsequently.	576,120	602,017

Total short-term loans - bank	$5,429,929	$5,674,011

Interest expense on debts for the three months ended December 31, 2016 and 2015 amounted to $156,789 and $180,560, respectively, and $347,175 and $405,271 for the six months ended December 31, 2016 and 2015, respectively. No interest expense has been capitalized into construction-in-progress due to all borrowings were for working capital purposes.

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

Other payables - related parties consisted of the following:

Name of related parties	Relationship	Nature of transactions	December 31, 2016	June 30, 2016
Yulong Zhu	Founder	Loan for operating cash flows	$1,688,383	$1,488,794	(1)
Henan Yuliang Hotel Co., Ltd.	Owned by founder	Loan for operating cash flows	-	15,050
Lei Zhu	Relative of founder	Loan for operating cash flow	-	461,393	(2)
Total other payables			$1,688,383	$1,965,237

(1)	Converted approximately $1.5 million into the Company’s ordinary shares concurrently with the closing of the Company’s initial public offering of its ordinary shares on July 1, 2015 (the “IPO”), at the IPO price per share of $6.25 (the “IPO Price”).

(2)	Fully converted into shares of the Company’s ordinary shares concurrently with the closing of the IPO at the IPO Price.

Note 12 – Capital lease obligations

Capital lease obligations consisted of the following:

	December 31, 2016	June 30, 2016
Lease obligations for ten waste hauling trucks expired May 2015, lease payment at $23,167 (RMB160,847) per month with interest at 18.2% per annum. The lease obligation was extended to December 2015 and paid off.	$-	$-
Lease obligations for ten waste hauling trucks expired June 2015, lease payment at $28,183 (RMB195,676) and $14,500 (RMB100,676) per month from July 2013 to June 2014 and from July 2014 to June 2015, respectively, with interest at 16.8% per annum. In June 2015, lessor verbally agreed to extend due date for the unpaid balance to June 2016. The Company is arranging repayment plan with the lessor subsequently.	117,102	122,366
Lease obligations for a loader expired in November 2015, lease payment at $2,319 (RMB16,101) per month with interest at 8.5% per annum. The lease obligation was paid off.	-	-
Lease obligations for an excavator expiring in May 2016, lease payment at $4,676 (RMB32,462) per month with interest at 8.8% per annum. The Company is arranging repayment plan with the lessor subsequently.	27,307	28,535
Lease obligations for thirty waste hauling trucks expiring in July 2016, lease payment at $78,359 (RMB544,050) per month with interest at 15.6% per annum. The Company is arranging repayment plan with the lessor.	1,385,920	1,449,258
Lease obligation for a loader expired in April 2016, lease payment at $2,319 (RMB16,101) per month with interest at 8.3% per annum. In May 2016, the lessor verbally agreed to extend the due date for the unpaid balance to October 2016. The Company is arranging repayment plan with the lessor subsequently.	37,067	38,733
Lease obligation for a loader expired in April 2016, lease payment at $2,312 (RMB16,053) per month with interest at 8.3% per annum. In May 2016, the lessor verbally agreed to extend the due date for the unpaid balance to October 2016. The Company is arranging repayment plan with the lessor subsequently.	36,957	38,619
Lease obligation for an excavator expiring in October 2016, lease payment at $6,751 (RMB46,870) per month with interest at 8.7% per annum. The Company is arranging repayment plan with the lessor subsequently.	131,108	137,504
Lease obligation for an excavator expiring in October 2016, lease payment at $4,676 (RMB32,462) per month with interest at 8.7% per annum. The Company is arranging repayment plan with the lessor subsequently.	90,806	95,236
Lease obligation for a land use right which the Company expects to pay in full by June 30, 2017.	1,844,586	1,927,500
Lease obligation for an excavator commenced on August 1, 2015 expiring on July 1, 2017, total obligation is approximately $145,604 (RMB1,010,928), lease payment at $4,676 (RMB32,462) per month with interest at 9.593%. The Company is arranging repayment plan with the lessor subsequently.	91,690	98,587
Lease obligation for an excavator commenced on August 1, 2015 expiring on July 1, 2017, total obligation is approximately $145,604 (RMB1,010,928), lease payment at $4,676 (RMB32,462) per month with interest at 9.593%. The Company is arranging repayment plan with the lessor subsequently.	91,690	98,587
Lease obligation for a loader commenced on August 1, 2015 expiring on January 1, 2017, total obligation is approximately $56,858 (RMB394,764), lease payment at $2,298 (RMB15,958) per month with interest at 9.525% The Company is arranging repayment plan with the lessor subsequently.	32,491	34,672
Lease obligation for a loader commenced on August 1, 2015 expiring on July 1, 2017, total obligation is approximately $55,842 (RMB387,714), lease payment at $2,257 (RMB15,673) per month with interest at 9.525%. The Company is arranging repayment plan with the lessor subsequently.	31,910	34,052
Subtotal	3,918,634	4,103,649
Less: deferred interest	(3,482)	(12,506)
Capital lease obligations, net	3,915,152	4,091,143
Less: capital lease obligations - current	(3,915,152)	(4,062,291)
Capital lease obligations – non-current	$-	$28,852

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

“As of December 31, 2016 and June 30, 2016, the Company has accrued interest of $72,017 and $66,388, respectively, in connection with the capital lease obligations, and were classified in the Company’s consolidated balance sheets under the caption “Other payables and accrued liabilities”. Interest expenses on capital lease obligations for the six months ended December 31, 2016 and 2015 amounted to $8,735 and $80,399, respectively”.

Future annual capital lease payments approximately consist of the following:

Twelve months ending December 31,	December 31	June 30
2017	$3,915,152	$4,062,291
2018	-	28,852
Total	$3,915,152	$4,091,143

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

Provision (benefit) for income taxes is comprised of the following:

	For the three months ended December 31,
	2016	2015

Current	$(20,978)	$1,039,903
Deferred	(172,795)	(54,015)
Total provision for income taxes	$(193,773)	$985,888

	For the six months ended December 31,
	2016	2015

Current	$197,669	$2,165,465
Deferred	(273,651)	(110,945)
Total provision for income taxes	$(75,982)	$2,054,520

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Effective Tax Rate

The Company’s effective tax rate was 1.5% and 23.0% for the six months ended December 31, 2016 and 2015, respectively. The Company’s effective tax rate was 8.0% and 32.0% for the three months ended December 31, 2016 and 2015, respectively. The decrease in our effective tax rate is primarily attributable to the pre-tax loss, change in valuation allowance related to deductible temporary differences and net operating loss and increase in non-deductible items.

Deferred taxes

Significant components of deferred tax assets and liabilities are as follows:

	December 31, 2016	December 31, 2015

Deferred tax assets
Startup cost	$192,562	$206,026
Property, plant and equipment	95,415	414,902
Intangible assets	(56,538)	(42,138)
Staff Education	1,429	-
Provision for doubtful accounts	1,379,472	-
Others	-	19,060
Impairment reserve for long-lived assets, CIP and prepayment	13,334,531	-
Net operating loss carryforward in China	442,310	45,674
Total deferred tax assets	15,389,181	643,524
Valuation allowance	(14,751,068)	(45,674)
Total deferred tax assets, net	$638,113	$597,850

Uncertain tax positions

Aggregate undistributed earnings of Yulong WFOE and the VIEs that are available for distribution to the Company are approximately $0 and $29.5 million as of December 31, 2016 and 2015 respectively. Such undistributed earnings are considered to be indefinitely reinvested, because the Company does not have any present plan to pay any cash dividends on its ordinary shares in the foreseeable future and intends to retain most of its available funds and any future earnings for use in the operation and expansion of its business. Accordingly, no deferred tax liability has been accrued for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to the Company as of December 31, 2016 and 2015.

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

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

There were no unrecognized tax benefits as of December 31, 2016 and June 30, 2016. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions.

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

Taxes payable

Taxes payable consisted of the following:

	December 31, 2016	June 30, 2016

Income taxes payable	$1,086,986	$1,126,157
VAT taxes payable	201,191	223,307
Other taxes payable	150,215	148,619
Total	$1,438,392	$1,498,083

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

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of December 31, 2016 and June 30, 2016, Yulong WFOE and the VIEs collectively appropriated $3,922,228 and $3,922,228 of retained earnings for their statutory reserves.

As a result of the foregoing restrictions, Yulong WFOE and the VIEs are restricted in their ability to transfer their net assets to the Company.

Foreign exchange and other regulation in the PRC may further restrict Yulong WFOE and the VIEs from transferring funds to the Company in the form of dividends, loans and advances. As of December 31, 2016 and June 30, 2016, the aggregate net liabilities of Yulong WFOE and the VIEs amounted to $1,251,609 and the aggregate net assets is $3,453,575, respectively.

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

Stock-based compensation expenses amounted pertinent to the initial public offering to $0 and $10,000 for the three months ended December 31, 2016 and 2015, and $0 and $145,000 for the six months ended December 31, 2016 and 2015.

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

The value of the warrant liabilities was $15,364 at December 31, 2016 and $475,380 at the issuance date on July 1, 2015. The decrease resulted in a $50,241 gain on change in fair value of warrants for the six months ended December 31, 2016.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Because the warrants are not traded on an active securities market, the Company estimates their fair value using the Cox-Ross-Rubinstein binomial model on December 31, 2016 and on July 1, 2016 as follows:

	December 31, 2016	July 1, 2015
Number of shares exercisable	112,500	112,500
Exercise price	$6.25	$6.25
Stock price	$0.88	$6
Expected term (years)	3.50	5.00
Risk-free interest rate	1.76%	1.63%
Expected volatility	80.63%	92%

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

A summary of changes in warrant activity is presented as follows:

	Six Months Ended December 31, 2016	Weighted Average Exercise Price	Average Remaining Contractual Life

Outstanding, beginning balance	-	-	-
Granted	112,500	$6.25	5.00
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, ending balance	112,500	$6.25	3.50

Stock-based compensation – consulting services

On January 19, 2016, the Company’s board of directors approved the following issuances of restricted shares of the Company’s ordinary shares:

●	31,279 shares to a consultant for services pertaining to business growth and strategies for the calendar years ending December 31, 2017 and 2016; and

●	95,967 shares to a consultant for services rendered previously and for the fiscal quarter ended March 31, 2016 pertaining to financial reporting and internal control over financial reporting.

The shares were valued at $3.20 per share, based on the average closing price of the ordinary shares for the three months immediately preceding the board’s approval.

On July 6, 2016, the Company entered into a consulting agreement for services in conjunction with the pre-audit and consulting services for the periods ended June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017. Total service fee is $150,000 or $37,500 per quarter and will be settled in a form of stock-based payment equivalent to 58,140 shares of the Company’s common stock. The shares were valued at $2.58 per share based on the average closing price of the ordinary shares on the date the service agreement was entered. On August 15, 2016, an aggregate of 58,140 shares of our ordinary shares were issued in reliance upon the exemption from securities registration under Section 4(a)(2) of Securities Act of 1933 to this financial consultant.

Stock-based compensation expenses for consulting services amounted to $50,103 and $0 for the three months ended December 31, 2016 and 2015, and $100,069 and $0 six months ended December 31, 2016 and 2015.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15 – (Loss) earnings per share

The basic and diluted (loss) earnings per share are as follows:

	For the three months ended December 31, 2016	For the three months ended December 31, 2015

Net (loss) income	$(2,238,531)	$2,096,249.00
Weighted average shares outstanding - basic and diluted	12,041,105	11,869,938.00
(Loss) earnings per share - basic and diluted	$(0.19)	$0.18

	For the six months ended December 31, 2016	For the six months ended December 31, 2015

Net (loss) income	$(5,077,307)	$5,676,932.00
Weighted average shares outstanding - basic and diluted	12,041,105	11,869,938.00
(Loss) earnings per share - basic and diluted	$(0.42)	$0.48

Warrants outstanding for the three months and six months ended December 31, 2016 and 2015 were not included in the dilutive shares calculation because the average per share price of the Company’s ordinary shares for the three months and six months ended December 31, 2016, was below the exercise price of the warrants.

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

As of December 31, 2016, three of the four Yulong operating companies were parties to 32 civil lawsuits with judgment amounts of approximately $3,722,230 (RMB 25,843,441) in the aggregate, of which unpaid amounts of approximately $103,878 (RMB 721,225) has already been included in capital lease obligations regarding lease agreement for purchasing 10 vehicles from Xuchang Tongli, and approximately $24,309 (RMB168,780) already included in violation of laws and regulations, approximately $332,850 (RMB2,310,979) already included in bank loans, and approximately $402,177 (RMB 2,792,317) already included in other payables as of December 31,2016. The remaining balances included $1,743,388 (RMB 12,104,346) related to the guarantee with details disclosed in notes ‘Guarantees’, and $991,371 (RMB 6,883,086) was pertinent to legal actions filed by various individuals.

Subsequent to December 31, 2016, three of four Yulong operating companies were prone to 4 civil lawsuits with judgment amounts of approximately $51,906 (RMB 360,381) in the aggregate, of which unpaid amounts of approximately $51,906 (RMB 360,381) was pertinent to legal actions filed by various individuals.

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Illegal occupation of land

On October 18, 2016, Pingdingshan Land Resources Bureau filed a legal action with the district court to enforce the execution of Ping Guo Tu Zi Fa Zi (2016) no.65 Administrative Penalty Decision that the Company shall:

(1)	return 7,137.26 square meters of land which the Company occupied illegally;

(2)	dismantle the new buildings and other facilities on the 7,137.26 square meters of land which the Company occupied illegally, and restore the original appearance of the land;

(3)	pay a fine on the basis that illegal occupation of 5,951.4 square meters of general cultivated land at a fine of RMB 16.00 per square meter, i.e. $13,714.88 (RMB 95,222.40), and 1,185.86 square meters of other land fines per square meter RMB 3.00, i.e. $512.40 (RMB 3,557.58), resulting in a total of $14,227.28 (RMB 98,779.98).

On November 29, 2016, Pingdingshan Environmental Protection Bureau applied to the court to enfore the execution of Ping Huan Fa Zi (2015) no.26 Administrative Penalty Decision that the Company shall:

(1)	cease its trial production;

(2)	pay a fine of $10,082.10 (RMB 70,000).

Total unpaid amounts related to illegal occupation of land were therefore $24,309 (RMB 168,780).

Purchase commitment

On November 10, 2012, the Company entered into a sales and purchase contract with an unrelated third party, Xian Oriental Fuxing Machinery Co., Ltd (“Xian Oriental Fuxing”) with a contract amount of $410,844 (RMB 2,790,000). As of June 30, 2016, the Company already paid $280,858 (RMB 1,950,000) to Xian Oriental Fuxing. According to the result of the judgment published on September 24, 2016, the court ruled that the Company lost the case and was required to pay the remaining amount of $120,985 (RMB 840,000) and litigation costs of $3,271 (RMB 22,708).

Guarantees

As of December 31, 2016, the Company guaranteed approximately $2.9 million for a bank loan of an unrelated third-party as follows:

Name	Guaranteed amount	Guarantee expiration date
Pingdingshan Yushi Automobile Accessory Sales Co., Ltd(1)	$1,204,034	December 29, 2016
Pingdingshan Orr Business Co., Ltd(2)	1,743,388	January 5, 2018
Total	$2,947,422

(1)	The Company did not, however, accrue any liability in connection with such guarantee because the borrower has been current in its repayment obligations and the Company has not experienced any loss from providing such guarantees in the past. The Company has evaluated the guarantee and has concluded that the likelihood of it having to make payments under the guarantee is remote and that the fair value of the stand-ready obligation under such commitment is not material.

(2)	According to the result of the judgment published on March 16, 2017, the court ruled that the borrower lost the case and was required to return the borrowings of $1,728,359 (RMB 12 million) and the payment of $15,029 (RMB 104,346) in litigation costs. As the loan term being from January 5, 2015 to January 6, 2016, and the guarantee expires on January 5, 2018, the Company has accrued a liability in connection with such guarantee.

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

The operation and products of the three divisions are as follow:

1.	Yulong Bricks: production and sales of fly-ash bricks;

2.	Yulong Concrete and Yulong Transport: production and sales of ready-mixed concrete; and

3.	Yulong Renewable: hauling and processing of construction waste, and production and sales of recycled aggregates and recycled bricks.

The following represents results of divisional operations for the following three months ended December 31:

Revenues:	2016	2015
Yulong Bricks	$666,261	$3,431,281
Yulong Concrete and Yulong Transport	1,104,960	7,241,359
Yulong Renewable	12,169	1,919,020
Consolidated revenues	$1,783,390	$12,591,660

Gross profit:	2016	2015
Yulong Bricks	$130,493	$1,897,424
Yulong Concrete and Yulong Transport	166,113	1,811,574
Yulong Renewable	(3,676)	1,080,585
Consolidated gross profit	$292,930	$4,789,583

Income (loss) from operations:	2016	2015
Yulong Bricks	$(468,032)	$1,797,110
Yulong Concrete and Yulong Transport	(751,326)	1,634,509
Yulong Renewable	(940,362)	325,943
Subtotal	(2,159,720)	3,757,562
Yulong WFOE	-	(9,171)
Yulong HK	(139,093)	(234,658)
Yulong Eco-Materials	(50,102)	(194,000)
Consolidated income from operations	$(2,348,915)	$3,319,733

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Net (loss) income:	2016	2015
Yulong Bricks	$(489,289)	$1,403,882
Yulong Concrete and Yulong Transport	(701,582)	1,153,125
Yulong Renewable	(934,613)	178,923
Subtotal	(2,125,484)	2,735,930
Yulong WFOE	-	(9,192)
Yulong HK	(139,249)	(234,767)
Yulong Eco-Materials	26,202	(395,722)
Consolidated net (loss) income	$(2,238,531)	$2,096,249

Depreciation and amortization:	2016	2015
Yulong Bricks	$119,547	$132,786
Yulong Concrete and Yulong Transport	22,763	49,550
Yulong Renewable	-	427,440
Consolidated depreciation and amortization	$142,310	$609,776

Interest expenses:	2016	2015
Yulong Bricks	$100,802	$78,385
Yulong Concrete and Yulong Transport	55,987	102,176
Yulong Renewable	2,981	36,944
Consolidated interest expenses	$159,770	$271,505

Capital expenditures:	2016	2015
Yulong Bricks	$-	$42,659
Yulong Concrete and Yulong Transport	-	7,784
Yulong Renewable	-	159,744
Consolidated capital expenditures	$-	$210,187

The following represents results of divisional operations for the following six months ended December 31:

Revenues:	2016	2015
Yulong Bricks	$1,251,731	$7,466,382
Yulong Concrete and Yulong Transport	2,833,931	14,579,688
Yulong Renewable	501,758	3,896,458
Consolidated revenues	$4,587,420	$25,942,528

Gross profit:	2016	2015
Yulong Bricks	$304,272	$4,146,901
Yulong Concrete and Yulong Transport	567,082	3,753,745
Yulong Renewable	332,805	2,334,698
Consolidated gross profit	$1,204,159	$10,235,344

YULONG ECO-MATERIALS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Income (loss) from operations:	2016	2015
Yulong Bricks	$(777,816)	$3,965,387
Yulong Concrete and Yulong Transport	(883,307)	3,363,058
Yulong Renewable	(2,826,519)	1,389,298
Subtotal	(4,487,642)	8,717,743
Yulong WFOE	-	(9,171)
Yulong HK	(337,149)	(302,351)
Yulong Eco-Materials	(100,068)	(564,000)
Consolidated income from operations	$(4,924,859)	$7,842,221

Net (loss) income:	2016	2015
Yulong Bricks	$(780,594)	$3,044,627
Yulong Concrete and Yulong Transport	(979,394)	2,375,533
Yulong Renewable	(2,929,912)	989,883
Subtotal	(4,689,900)	6,410,043
Yulong WFOE	-	(7,082)
Yulong HK	(337,578)	(308,506)
Yulong Eco-Materials	(49,829)	(417,523)
Consolidated net (loss) income	$(5,077,307)	$5,676,932

Depreciation and amortization:	2016	2015
Yulong Bricks	$242,149	$260,116
Yulong Concrete and Yulong Transport	58,873	131,571
Yulong Renewable	-	824,004
Consolidated depreciation and amortization	$301,022	$1,215,691

Interest expenses:	2016	2015
Yulong Bricks	$139,376	$194,782
Yulong Concrete and Yulong Transport	207,799	210,489
Yulong Renewable	8,735	80,399
Consolidated interest expenses	$355,910	$485,670

Capital expenditures:	2016	2015
Yulong Bricks	$-	$62,942
Yulong Concrete and Yulong Transport	-	35,387
Yulong Renewable	-	329,913
Consolidated capital expenditures	$-	$428,242

The following represents assets of division as of December 31, 2016 and June 30, 2016:

Total Assets as of:	December 31, 2016	June 30, 2016
Yulong Bricks	$10,684,532	$11,131,177
Yulong Concrete and Yulong Transport	2,734,012	4,416,866
Yulong Renewable	19,872,941	20,251,768
Interdivision assets	696	590
Yulong WFOE	-	-
Yulong HK	-	-
Yulong Eco-Materials	642,700	642,700
Total Assets	$33,934,881	$36,443,101

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

On February 11, 2017, three of the board of directors, Ms. Alice Io Wai Wu, Mr. Michael W. Harlan and Mr. Guosheng Liu (together the “Former Directors”) resigned as directors of the Company. The Company elected Ms. Junfeng Ma, Ms. Yang Li and Mr. Qingsheng Liu to replace the Former Directors. There is nonfamily relationship among any of the New Directors and any of the Company’s other directors or executive officers. In addition, the Board has approved the appointment of Ms. Junfeng Ma as Company’s interim chairperson of the Audit Committee. While Company believe Ms. Ma’s accounting experience qualifies her to be the chairperson of the audit committee, the Company is actively searching for a candidate who is an expert with U.S. GAAP rules to chair the Audit Committee. Ms. Ma will serve as the chairperson of the Audit Committee during the Company’s search.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On June 12, 2017, Yulong Eco-Materials Limited - (Nasdaq: YECO) announced that following a hearing before the Nasdaq Hearings Panel (the “Panel”) on May 25, 2017, the Panel granted the Company’s request for continued listing on Nasdaq, subject to the Company’s timely compliance with a number of interim milestones and, ultimately, the Company’s full compliance with all applicable requirements for continued listing on Nasdaq, including the filing of annual report for fiscal year ended June 30, 2016 and quarterly reports for fiscal periods ended September 30, 2016 and December 31, 2016, by no later than August 31, 2017.

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

The following discussion and analysis of the results of our operations and financial condition for the three and nine months ended December 31, 2016 and 2015, should be read in conjunction with our financial statements and the notes thereto that are included elsewhere in this report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

Three months ended December 31, 2016 and 2015

Revenue

Our revenue decreased by $10,808,270 or 85.8% to $1,783,390, as compared to a year ago. Revenue attributable to bricks or brick revenue, revenue attributable to concrete or concrete revenue, and revenue attributable to CWM or CWM revenue, are as follows for the periods indicated:

	Revenue
	Bricks	Concrete	CWM				Total
			Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services
Revenue
Three months ended December 31, 2015	$3,431,281	$7,241,359	$537,883	$3,775	$30,941	$1,346,421	$12,591,660
Three months ended December 31, 2016	666,262	1,104,960	-	1,290	10,879	-	1,783,390
(Decrease) increase in $	$(2,765,019)	$(6,136,399)	$(537,883)	$(2,485)	$(20,062)	$(1,346,421)	$(10,808,270)
(Decrease) increase in %	(80.6)%	(84.7)%	(100.0)%	(65.8)%	(64.8)%	(100.0)%	(85.8)%

Overall revenue was reduced by 10,808,270 or 85.8%. Brick and concrete sales dropped by 2,765,020 or 80.6% and 6,136,399 or 84.7%, respectively while construction waste management sales dropped by $1,906,851 or 99.4%. The change was primarily triggered by the depreciation of the Chinese currency against the United States dollars as compared to a year ago, the decline in sales volume, as well as the Air Pollution Control Act passed by the central government of the People’s Republic of China and “Province of Henan Blue Sky Action Plan” enforced by the province of Henan of the People’s Republic of China. Due to the Act and Action Plan, the Company was required to clean up its job sites and upgrade environmental protection infrastructure and equipment. Yulong Bricks and Concrete reduced their production of bricks and concrete gradually since the first quarter of the fiscal year 2017. Additionally, Yulong Renewable was required to suspend its production until it upgrades the required environmental protection infrastructure to satisfy the stricter environmental regulations.

The following tables present the average selling prices and quantities sold of our products and services for the periods indicated:

	Bricks	Concrete
Average selling price per m3
Three months ended December 31, 2015	$25.6	$43.8
Three months ended December 31, 2016	24.7	39.9
Decrease in $	$(0.9)	$(3.9)
Decrease in %	(3.7)%	(8.9)%

Quantity sold (m3)
Three months ended December 31, 2015	133,906	165,214
Three months ended December 31, 2016	27,025	27,677
Decrease	(106,881)	(137,537)
Decrease in %	(79.8)%	(83.2)%

	CWM
	Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services	Waste Processing Services
Average selling price	Truckload	m3	m3	Jobsite	m3
Three months ended December 31, 2015	$44.9	$2.4	$12.1	$667.0	$2.4
Three months ended December 31, 2016	-	2.5	39.3	-	-
Increase (decrease) in $	$(44.89)	$0.1	$27.2	$(667.0)	$(2.4)
Increase (decrease) in %	(100.0)%	4.2%	224.8%	(100.0)%	(100.0)%

Quantity sold
Three months ended December 31, 2015	11,982	1,548	2,552	366	485,550
Three months ended December 31, 2016	-	512	277	-	-
Decrease	(11,982)	(1,036)	(2,275)	(366)	(485,550)
Decrease in %	(100.0)%	(66.9)%	(89.1)%	(100.0)%	(100.0)%

The change of average selling price of recycled bricks from $12.1 per cubic meter for the three months ended December 31, 2015 to $39.3 per cubic meter for the three months ended December 31, 2016 is mainly resulted from the sales of different types of recycled bricks (e.g. dyed and recycled bricks vs. plain recycled bricks) with higher unit selling price during the three months ended December 31, 2016.

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

Cost of Revenue

Cost of revenue decreased by $6,311,617, or 80.9%, to $1,490,460, as compared to the same period last year. Such cost for each of our revenue streams is presented in the following table:

	Cost of Revenue
	Bricks	Concrete	CWM				Total
			Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services
Cost of Revenue
Three months ended December 31, 2015	$1,533,857	$5,429,785	$388,615	$6,689	$87,049	$356,082	$7,802,077
Three months ended December 31, 2016	535,768	938,847	-	3,315	12,530	-	1,490,460
Decrease in $	$(998,089)	$(4,490,938)	$(388,615)	$(3,374)	$(74,519)	$(356,082)	$(6,311,617)
Decrease in %	(65.1)%	(82.7)%	(100.0)%	(50.4)%	(85.6)%	(100.0)%	(80.9)%

The average unit cost per cubic meter of bricks and concrete fluctuated as follows:

	Average unit cost
	Bricks	Concrete
Three months ended December 31, 2015	$11.5	$32.9
Three months ended December 31, 2016	19.8	33.9
Increase (decrease) in $	$8.3	$(1.0)
Increase (decrease) in %	72.4%	(3.1)%

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

The major component for the cost of CWM revenue is the depreciation of our hauling trucks and plant equipment. The following table presents the average unit cost for the components of our CWM revenue:

	Average unit cost
	CWM
	Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services	Waste Processing Services
	Truckload	m3	m3	Jobsite	m3
Three months ended December 31, 2015	$32.4	$4.3	$34.1	$170.8	$0.6
Three months ended December 31, 2016	-	6.5	45.2	-	-
Increase (decrease) in $	$(32.4)	$2.2	$11.1	$(107.8)	$(0.6)
Increase (decrease) in %	(100.0)%	51.1%	32.6%	(100.0)%	(100.0)%

Gross Profit

Gross profit was $292,930, a decrease of $4,496,653 or 93.9% from a year ago. Gross profit margin decreased to approximately 16.4% from 38.0% for the three months ended December 31, 2016.

Gross profit attributable to bricks was $130,493, a decrease of $1,766,931 or 93.1%, from a year ago. Gross profit margin was 19.6%, a decrease of 35.7%, from 55.3% a year ago. The reduced margin is primarily caused by higher unit cost of goods sold, lower sales volume and depreciation of Chinese currency.

Gross profit attributable to concrete was $166,113, a decrease of $1,645,461 or 90.8%, from a year ago. Gross profit margin was 15.0%, a decrease of 10.0%, from 25.0% from a year ago. The lower gross profit amount is primarily due to lower sales volume in the three months ended December 31, 2016 compared to the same period in prior year. The lower gross profit margin is caused by the depreciation of Chinese currency.

Gross loss attributable to CWM for the three months ended December 31, 2016 compared to gross profit, $1,080,585 for the same period in prior year, was $3,676, a decrease of $1,084,261 or 100.34%, from a year ago. Gross loss margin was 30.2%, a decrease of 86.52%, from 56.31% a year ago. The significant decrease in gross profit amount and gross margin is mainly resulted from the significant reduction of CWM operation, decrease of sales volume in the three months ended December 31, 2016 compared to the same period in prior year as well as depreciation of Chinese currency.

Operating Expenses

Operating expenses, which consist of selling expense and general and administrative (“G&A”) expenses, were $2.6 million, a increase of $1.1 million or 79.7% as compared to a year ago. G&A expenses, which increased by $789,089 or 57.9%, were $2,152,677, including increase in bad debt allowance of $904,492, litigation of $717,307, offset by decrease of $366,818 million in business development expenses, $161,136 in traveling expense and $128,606 in staff salary and benefit. Selling expense decreased by $43,619 or 41.1%, to $62,643, mainly due to a $39,378 decrease in gasoline and a $1,799 or 46.7% decrease in depreciation expense which is consistent with the reduction of CWM operation and the impairment of long-lived assets of Yulong Renewable. Impairment loss on fixed assets and intangible assets was $426,525 and nil for the three months ended December 31, 2016 and 2015.

Other Expense, Net

We had other expense of $83,390, which decreased by $154,206 or 64.9% a year ago. Other expense consisted of $533 in bank charges, $159,770 in interest expense and $116 in penalty, offset by $753 in other income and $76,306 gain on change in fair value of warrant liabilities.

Provision for Income Taxes

Provision for PRC income taxes decreased by $1,179,662 to income tax benefit of $193,774, as compared to a year ago, due to higher book and tax loss and increase in deferred tax assets in the three months ended December 31, 2016 compared to the same period in prior year.

Net (Loss) Income

Net loss for the three months ended December 31, 2016 was $2,238,531, as compared to net income of $2,096,249 for the same period last year.

Six months ended December 31, 2016 and 2015

Revenue

Our revenue decreased by $21,355,108 or 82% to $4,587,420, as compared to a year ago. Brick revenue, concrete revenue and CWM revenue are as follows for the periods indicated:

	Revenue
	Bricks	Concrete	CWM				Total
			Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services
Revenue
Six months ended December 31, 2015	$7,466,382	$14,579,688	$1,129,913	$31,494	$194,761	$2,540,290	$25,942,528
Six months ended December 31, 2016	1,251,731	2,833,931	104,184	1,964	36,821	358,788	4,587,420
Decrease in $	$(6,214,651)	$(11,745,757)	$(1,025,729)	$(29,530)	$(157,940)	$(2,181,502)	$(21,355,108
Decrease in %	(83.2%)	(80.6%)	(90.8)%	(93.8)%	(81.1)%	(85.9)%	(82.3)%

Overall revenue was reduced by 21,355,108 or 82%. Brick and concrete sales dropped by 6,214,651 or 83% and 11,745,756 or 81%, respectively and construction waste management sales reduced by $3,394,700. The change was primarily triggered by the depreciation of the RMB against the United States dollars as compared to a year ago, the decline in sales volume, as well as the Air Pollution Control Act passed by the central government and implemented “Province of Henan Blue Sky Action Plan” by the province of Henan of People’s Republic of China . Due to the Act and Action Plan, the Company was required to clean up its job sites and upgrade environmental protection infrastructure and equipment. Yulong Bricks and Concrete reduced their production of bricks and concrete gradually since the first quarter of the fiscal year 2017. Additionally, Yulong Renewable was required to suspend its production until it upgrades the required environmental protection infrastructure to satisfy the stricter environmental regulations.

The following tables present the average selling prices and quantities sold of our products and services for the periods indicated:

	Bricks	Concrete
Average selling price per m3
Six months ended December 31, 2015	$25.9	$44.1
Six months ended December 31, 2016	24.9	24.6
Decrease in $	$(1.0)	$(19.5)
Decrease in %	(4.0)%	(44.2)%

Quantity sold (m3)
Six months ended December 31, 2015	288,185	330,613
Six months ended December 31, 2016	50,326	115,145
Decrease in $	(237,859)	(215,468)
Decrease in %	(82.5)%	(65.2)%

	CWM
	Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services	Waste Processing Services
Average selling price	Truckload	m3	m3	Jobsite	m3
Six months ended December 31, 2015	$39.4	$2.5	$25.1	$621.33	$2.4
Six months ended December 31, 2016	64.2	2.5	27.7	-	2.0
Increase (decrease) in $	$24.8	$0	$2.71	$(612.33)	$(0.4)
Increase (decrease) in %	(62.8)%	3.4%	11%	(100.0)%	(15.1)%

Quantities sold
Six months ended December 31, 2015	28,646	12,856	7,770	1,123	805,550
Six months ended December 31, 2016	1,623	775	1,327	-	179,100
Decrease	(27,023)	(12,081)	(6,443)	(1,123)	(626,450)
Decrease in %	(94.3)%	(94.0)%	(82.9)%	(100.0)%	(77.8)%

Cost of Revenue

Cost of revenue increased by $12,323,923, or 78.5%, to $3,383,261, as compared to the same period last year. Such cost for each of our revenue streams is presented in the following table:

	Cost of Revenue
	Bricks	Concrete	CWM				Total
			Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services
Cost of Revenue
Six months ended December 31, 2015	$3,319,481	$10,825,943	$821,563	$24,955	$214,044	$501,198	$15,707,184
Six months ended December 31, 2016	947,459	2,266,849	89,008	4,680	41,467	33,798	3,383,261
Decrease in $	$(2,372,022)	$(8,559,094)	$(732,555)	$(20,275)	$(172,577)	$(467,400)	$(12,323,923)
Decrease in %	(71.4)%	(79.1)%	(89.2)%	(81.2)%	(80.6)%	(93.3)%	(78.4)%

The average unit cost per cubic meter of bricks and concrete slightly decreased as follows:

	Average unit cost
	Bricks	Concrete
Six months ended December 31, 2015	$11.5	$32.7
Six months ended December 31, 2016	18.8	19.7
Increase (decrease) in $	$7.3	$(13.0)
Increase (decrease) in %	63.7%	(39.8)%

We used third-party manufacturers generally when orders exceed our production capacities in the past, but we have ceased outsourcing to the third-party manufacturers since the first quarter of the fiscal year 2017.

The following table presents the average unit cost for the components of our CWM revenue:

	Average unit cost
	CWM
	Hauling	Recycled Aggregates	Recycled Bricks	Waste Processing Services	Waste Processing Services
	Truckload	m3	m3	Jobsite	m3
Six months ended December 31, 2015	$28.7	$1.9	$27.6	$119.8	$0.5
Six months ended December 31, 2016	54.8	6.0	31.2	-	0.2
Increase (decrease) in $	$26.2	$4.1	$3.7	$(119.8)	$(0.3)
Increase (decrease) in %	91.2%	211.3%	21.3%	(100.0)%	(59.0)%

The higher unit cost per truckload of hauling for the six months ended December 31, 2016 compared to the same period in prior year is mainly due to the different cost level incurred from different type of customer locations and type of construction waste materials transported. It is consistent with the higher average selling price fluctuation for the six months ended December 31, 2016.

Gross Profit

Gross profit was $1,204,159, a decrease of $9,031,185 or 88.2% from a year ago. Gross profit margin decreased to approximately 26.3% from 39.5% for the six months ended December 31, 2016.

Gross profit attributable to bricks was $304,272, a decrease of $3,842,629 or 92.7%, from a year ago. Gross profit margin is 24.3%, a decrease of 31.2%, from 55.5% a year ago. The reduced margin is primarily caused by higher unit cost of goods sold, lower sales volume and the depreciation of Chinese currency.

Gross profit attributable to CWM was $332,805, a decrease of $2,001,893 or 85.8%, from a year ago. Gross profit margin was 66.3%, an increase of 6.41%, from 59.92% a year ago.

Operating Expenses

Operating expenses, which consist of selling, general and administrative (“G&A”) and impairment loss expenses, was $6.1 million, an increase of $3.7 million or 156.1% as compared to a year ago. G&A expenses, which increased by $1,917,184 or 89.5%, was $4,059,397. The rise in G&A expense primarily was attributable to additional $1,800,677 in bad debt allowance, $1,175,773 in litigation, offset by decrease of $366,818 in business development expense, $234,400 in staff salary and benefit, $165,003 in office expense, $160,987 in traveling expense, $50,507 in depreciation expense, and $44,931 in stock-based compensation related to the additional restricted shares issued to consultants incurred in the year ended June 30, 2016. Selling expense was $142,464, which reduced by $108,446 as compared to a year ago. The decline was mainly attributed to the decrease in depreciation of gasoline, $100,621 and office furniture, $31,010. Impairment loss on fixed assets and intangible assets was $1,927,157 and nil for the six months ended December 31, 2016 and 2015.

Other Expense, Net

We had other expense of $228,431, as compared to other expense of $110,769 a year ago. Other income and expense consisted of $50,241 gain on change in fair value of warrant liabilities, $75,608 in other income and $2,941 in interest income, offset by $985 in bank charges, $355,910 in interest expense and $326 in penalty.

Provision for Income Taxes

Provision for income taxes decreased by $2,130,503 to the tax benefit in an amount of $75,983 for the six months ended December 31, 2016, as compared to the same year in a year ago, due to book loss before tax and tax loss incurred in the six months ended December 31, 2016 while book income before tax and taxable income incurred for the same period in prior year.

Net (Loss) Income

Net loss for the six months ended December 31, 2016 was $5,077,307, as compared to net income of $5,676,932 for the same period last year.

Liquidity and Capital Resources

Capital Resources

We will require cash of approximately $27.7 million within the next twelve months, including $5.4 million to repay outstanding short-term bank loans, $12.2 million to satisfy accounts payable and other payables, $3.9 million to satisfy capital lease obligations and the purchase of a land use right, and $5.2 million to complete the renovation of our research and development center and office building for our CWM business.

As of December 31, 2016, we had cash and cash equivalent approximately $2.5 million, accounts receivable (net of provision of doubtful accounts) of $4.5 million and prepayment of $15.7 million which will be refundable to us by one of our construction vendors. The founder has provided approximately $1.7 million (RMB 11.6 million) to fund the Company’s operations in the first quarter of the fiscal year 2017. The Company may also continue to raise fund through private placement or issuance of shares to support the Company’s operational needs. As a result, we believe that our current working capital is sufficient to support routine operations for the next 12 months.

Short-term Loans – Banks

We had $5,429,929 and $5,674,011 in short-term bank loans as of December 31, 2016 and June 30, 2016, respectively. Such loans mature in one year or less and must be repaid in full upon maturity. Based on our borrowing history, we believe the banks that we work with will renew our loans after they mature, as they had done in the past.

For additional discussion regarding our loans, please refer to Note 9 to our unaudited condensed consolidated financial statements included with this report.

Cash Flows

As of December 31, 2016, our cash was $2,477,713 as compared to $2,734,540 as of June 30, 2016. The following table presents a summary of our cash flows for the periods indicated:

	For the six months ended December 31,
	2016	2015
Net cash provided by operating activities	$1,753,898	$4,649,159
Net cash used in investing activities	(1,919,080)	(421,922)
Net cash provided by (used in) financing activities	(104,656)	10,616,978

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2016, was attributable to $3.8 million in non-cash adjustments for depreciation of our property, plant and equipment, $1.7 million in other payables and accrued liabilities for expenses in interest on our capital leases, $2.6 million in customer deposits and a decrease of $3,426 in other receivables, an increase of $4,892 in taxes payable, a decrease of $46,030 in inventories offset by cash outflows of $0.3 million decreased in accounts payable to settle payments to our vendors, a $156,704 increase in deposits and other receivables for escrow deposits in connection with our indemnification obligations to the underwriter representative for our IPO, and increased of $35,2421 in advance to suppliers.

Net cash provided by operating activities for the six months ended December 31, 2015, was primarily attributable to $5.7 million of net income, $1.1 million in non-cash adjustments for depreciation of our property, plant and equipment, deferred tax benefit pertaining to an increase in our deferred tax assets and change in fair value of warrant liabilities, and $0.9 million in taxes payable due to increased income before tax and the VAT imposed on our bricks, offset by cash outflows of a $1.3 million increase in accounts receivable due to slower collection when we extended credit terms for customers with long-term relationships, a $0.9 million decrease in accounts payable for payments to vendors, $0.1 million in other payables and accrued liabilities for expenses in connection with our IPO and interest on our capital leases, and a $1.1 million increase in deposits and other receivables for escrow deposits in connection with our indemnification obligations to the underwriter representative for our IPO.

Net Cash Used in Investing Activities

For the six months ended December 31, 2016, we made prepayments of approximately $1.9 million for construction-in-progress relating to Yulong Renewable’s facilities.

For the six months ended December 31, 2015, we made prepayments of approximately $0.1 million, and payments of approximately $0.4 million, for construction-in-progress relating to Yulong Renewable’s facilities.

Net Cash Provided by (Used in) Financing Activities

For the six months ended December 31, 2016, net cash used in financing activities included $104,656 in repayments to related parties.

For the six months ended December 31, 2015, net cash provided by financing activities resulted from $5.0 million in bank loans, $5.1 million in bank loan repayments as they became due, $0.5 million in principal repayments on capital lease obligations, $11.5 million in net proceeds from our IPO, less $0.2 million in repayments to our founder for advancing certain payments on our behalf.

Off-balance Sheet Arrangements

As of December 30, 2016, we guaranteed two bank loans of unrelated third parties in the aggregate amount of $3.0 million, which guarantees are set to expire on December 29, 2016 and January 5, 2018. For the bank loan that we offered guarantee for Pingdingshan Yushi Automobile Accessory Sales Co., Ltd, we did not, however, accrue any liability in connection with such guarantee because the borrower has been current in their repayment obligations and we have not experienced any losses from providing such guarantees in the past. We have evaluated the guarantee and have concluded that the likelihood of our having to make payments under the guarantee is remote and that the fair value of the stand-ready obligation under these commitment is not material. We agreed to provide the guarantee due to our long-term relationship with and the credit worthiness of the borrower.

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

CWM revenue also includes revenue from the following activities:

●	Hauling construction waste. We operate a fleet of trucks to haul construction waste, consisting primarily of bricks and concrete, from construction and demolition sites. Revenue is recognized upon completion of hauling per truckload.

●	Processing construction waste at our mobile recycling stations. Revenue is recognized either per cubic meter of waste processed or when processing at a jobsite is completed, depending on the contract terms.

●	Subcontracting waste hauling projects. We occasionally subcontract waste hauling projects, whereby the subcontractors are the primary obligors to complete these projects, and we do not have any general credit risk as the services are prepaid by the customers. Sales and subcontracting costs from these subcontract arrangements are recorded at the net amount in accordance with ASC 605-45. We started generating subcontracting revenue subsequent to December 31, 2016, but the amount is expected to be immaterial to our consolidated revenue for the year ending June 30, 2016.

Accounts and other receivables, net

During the normal course of business, the Company extends unsecured credit to its customers and others. Management reviews its accounts and other receivables balances each reporting period to determine if an allowance for doubtful accounts is required. Customer accounts are considered past due over 90 days. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Bad debts are written off against the allowance after all collection efforts have ceased. For the years ended December 31, 2016 and June 30, 2016, the Company recorded in the aggregate of approximately $5.5 million and $3.9 of allowances for doubtful accounts against its accounts receivable and other receivables. The current year provision is based on the past due period over 9 months of its customers.

Impairment for long-lived assets

Long-lived assets, including buildings and improvements, equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. Due to the Air Pollution Control Act and Air Pollution Control Action Plan passed by the central government of PRC and the Blue Sky Action Plan implemented by the Henan Province of PRC in the fourth quarter of fiscal year 2016, Yulong Renewable placed its construction projects on hold since August 2016 and suspend its operation since January 2017. For the six months ended December 31, 2016, the Company recorded approximately $1.9 million (RMB13 million) impairment loss on Yulong Renewable’s construction-in-progress. As of December 31, 2016 and June 30, 2016, the impairment reserve for the long-lived assets (including construction-in-progress) was $48.5 million (RMB336.9 million) and $50.4 million (RMB 400.18 million).

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

During the three months ended December 31, 2016, there were no material changes to the quantitative and qualitative information about market risk that we previously disclosed in Item 7A of our Annual Report.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that we continue to have the following material weaknesses in its internal control over financial reporting as of December 31, 2016:

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

Based on such evaluation, and considering the material weaknesses identified and discussed above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures at December 31, 2016 were not effective.

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

As of December 31, 2016, three of the four Yulong operating companies were parties to 32 civil lawsuits with judgment amounts of approximately $3,722,230 (RMB 25,843,441) in the aggregate, of which unpaid amounts of approximately $103,878 (RMB 721,225) has already been included in capital lease obligations regarding lease agreement for purchasing 10 vehicles from Xuchang Tongli, and approximately $24,309 (RMB168,780) already included in violation of laws and regulations, approximately $332,850 (RMB2,310,979) already included in bank loans, and approximately $402,177 (RMB 2,792,317) already included in other payables as of December 31,2016. The remaining balances included $1,743,388 (RMB 12,104,346) related to the guarantee with details disclosed in notes ‘Guarantees’, and $991,371 (RMB 6,883,086) was pertinent to legal actions filed by various individuals.

Subsequent to December 31, 2016, three of four Yulong operating companies were prone to 4 civil lawsuits with judgment amounts of approximately $51,906 (RMB 360,381) in the aggregate, of which unpaid amounts of approximately $51,906 (RMB 360,381) was pertinent to legal actions filed by various individuals.

Illegal occupation of land

On October 18, 2016, Pingdingshan Land Resources Bureau filed a legal action with the district court to enforce the execution of Ping Guo Tu Zi Fa Zi (2016) no.65 Administrative Penalty Decision that the Company shall:

(1)	return 7,137.26 square meters of land which the Company occupied illegally;

(2)	dismantle the new buildings and other facilities on the 7,137.26 square meters of land which the Company occupied illegally, and restore the original appearance of the land;

(3)	pay a fine on the basis that illegal occupation of 5,951.4 square meters of general cultivated land at a fine of RMB 16.00 per square meter, i.e. $13,714.88 (RMB 95,222.40), and 1,185.86 square meters of other land fines per square meter RMB 3.00, i.e. $512.40 (RMB 3,557.58), resulting in a total of $14,227.28 (RMB 98,779.98).

On November 29, 2016, Pingdingshan Environmental Protection Bureau applied to the court to enfore the execution of Ping Huan Fa Zi (2015) no.26 Administrative Penalty Decision that the Company shall:

(1)	Cease its trial production;

(2)	pay a fine of $10,082.10 (RMB 70,000).

Total unpaid amounts related to illegal occupation of land were therefore $24,309 (RMB 168,780).

Purchase commitment

On November 10, 2012, the Company entered into a sales and purchase contract with an unrelated third party, Xian Oriental Fuxing Machinery Co., Ltd (“Xian Oriental Fuxing”) with a contract amount of $410,844 (RMB 2,790,000). As of June 30, 2016, the Company already paid $280,858 (RMB 1,950,000) to Xian Oriental Fuxing. According to the result of the judgment published on September 24, 2016, the court ruled that the Company lost the case and was required to pay the remaining amount of $120,985 (RMB 840,000) and litigation costs of $3,271 (RMB 22,708).

Guarantees

As of December 31, 2016, the Company guaranteed approximately $2.9 million for a bank loan of an unrelated third-party as follows:

Name	Guaranteed amount	Guarantee expiration date
Pingdingshan Yushi Automobile Accessory Sales Co., Ltd(1)	$1,204,034	December 29, 2016
Pingdingshan Orr Business Co., Ltd(2)	1,743,388	January 5, 2018
Total	$2,947,422

(1)	The Company did not, however, accrue any liability in connection with such guarantee because the borrower has been current in its repayment obligations and the Company has not experienced any loss from providing such guarantees in the past. The Company has evaluated the guarantee and has concluded that the likelihood of it having to make payments under the guarantee is remote and that the fair value of the stand-ready obligation under such commitment is not material.

(2)	According to the result of the judgment published on March 16, 2017, the court ruled that the borrower lost the case and was required to return the borrowings of $1,728,359 (RMB 12 million) and the payment of $15,029 (RMB 104,346) in litigation costs. As the loan term being from January 5, 2015 to January 6, 2016, and the guarantee expires on January 5, 2018, the Company has accrued a liability in connection with such guarantee.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the Company’s risk factors which are included and described in our Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

The disclosures required by Item 4 are not applicable to us, as we have no mining operations in the United States.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

